Form 10QSB
period 2002-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2002-08-14
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                        Commission File Number 000-49863


                    Tennessee Valley Financial Holdings, Inc.

        (Exact name of small business issue as specified in its charter)


                                    Tennessee
         (State or other jurisdiction of incorporation or organization)

                 401 South Illinois Avenue, Oak Ridge, Tennessee
                     (Address of principal executive office)


                                   45-0471419
                      (I.R.S. Employer Identification No.)
                                      37830
                                   (Zip Code)


Registrant's telephone number, including area code:  (865) 483-9444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

         Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

         Indicate by mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or (15d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [x] No [ ]

         The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 534,130 on July 31, 2002.

                                   FORM 10-QSB
                                      Index
                                                                                                          Page
                                                                                                         Number
PART I.           FINANCIAL INFORMATION
      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of June 30, 2002 and December 31, 2001...................................................3

                  Condensed Consolidated Statements of Income
                  for the three and six months ended June 30, 2002 and 2001...................................4

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the three and six months ended June 30, 2002.....................................5

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001.....................................................6

                  Condensed Consolidated Statements of Comprehensive Income
                  for the six months ended June 30, 2002
                  and 2001....................................................................................7

                  Notes to Unaudited Condensed Consolidated Financial Statements............................8-9

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................10-16

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................................17

      Item 2.     Changes in Securities......................................................................17

      Item 3.     Defaults upon Senior Securities............................................................17

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................17

      Item 5.     Other Information..........................................................................17

      Item 6.     Exhibits and Reports on Form 8-K...........................................................17

Signature....................................................................................................18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                      Condensed Consolidated Balance Sheet

                                                                          June 30, 2002
                                                                           (Unaudited)                 December 31, 2001
                                                                  --------------------------------------------------------------
Assets
Cash and due from banks                                            $                   2,110     $                   2,085
Federal funds sold                                                                     3,499                             -
                                                                  --------------------------------------------------------------
Cash and cash equivalents                                                              5,609                         2,085

Investment Securities:
Available for sale (at fair value)                                                    14,170                        14,118
Held to maturity (at amortized cost)
                                                                                           -                             -
Loans, net                                                                            73,339                        67,115
Loans Held for Sale, at Fair Value                                                     1,188                         2,614
Banking premises and equipment, net                                                    3,409                         3,462
Accrued interest receivable                                                              541                           544
Other real estate owned
                                                                                           -                             -
Prepaid expenses and other assets                                                        277                           223
                                                                  --------------------------------------------------------------
Total Assets                                                       $                  98,533      $                 90,161
                                                                  ==============================================================
Liabilities and Stockholders Equity
Deposits                                                           $                  85,494      $                 75,831
Advances from the Federal Home Loan Bank                                               5,000                         6,755
Securities sold under agreements to repurchase                                           127                             -
Accrued interest payable                                                                 343                           407
Other liabilities                                                                        308                           283
                                                                  --------------------------------------------------------------
Total Liabilities                                                  $                  91,272      $                 83,276
                                                                  ==============================================================

Stockholders' Equity:
Common stock, $1.00 par value, 2,000,000
 shares authorized 534,130 issued and outstanding in 2002
and 534,030 issued  and outstanding in 2001                                              534                           534
Capital in excess of par value                                                         5,244                         5,243
Retained Earnings                                                                      1,318                           998
Accumulated other comprehensive income                                                   165                           110
                                                                  --------------------------------------------------------------
Total Stockholders' Equity                                         $                   7,261     $                   6,885
                                                                  ==============================================================

                                                                  --------------------------------------------------------------
Total Liabilities and Stockholders' Equity                         $                  98,533     $                  90,161
                                                                  ==============================================================








The accompanying notes are an integral part of these financial statements

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                   Condensed Consolidated Statements of Income
                   (in thousands except for per share amounts)
                                   (Unaudited)

                                                        For the three months ended June 30,        For the six months ended June 30,
                                                                2002                    2001                 2002               2001
                                                        ----------------------------------------------------------------------------
Interest Income:
Loans, including fees                                          1,395                   1,271                2,698              2,520
Investment securities                                            179                     238                  365                467
Federal funds sold                                                15                      21                   21                 62
                                                        ----------------------------------------------------------------------------
     Total interest income                                     1,589                   1,530                3,084              3,049

Interest Expense:
Deposits                                                         596                     798                1,203              1,596
Advances from the Federal Home Loan Bank
and other borrowings                                              65                      59                  134                132
                                                        ----------------------------------------------------------------------------
Total interest expense                                           661                     857                1,337              1,728

Net interest income                                              928                     673                1,747              1,321
Provision for loan losses                                         85                      10                  163                 30
                                                        ----------------------------------------------------------------------------
Net interest income after provision for
loan losses                                                      843                     663                1,584              1,291

Non-interest income
Service charges on deposit accounts                               71                      66                  142                124
Fees on sale of mortgage loans                                    67                      50                  163                 89
Net gains (losses) on sales of investment
securities available for sale                                      1                       -                    -                  1
Other income                                                      19                      11                   33                 19
                                                        ----------------------------------------------------------------------------
Total non-interest income                                        158                     127                  338                233

Non-interest expense
Salaries and employee benefits                                   355                     301                  699                587
Net occupancy expense                                             95                     103                  190                192
Data processing fees                                              59                      53                  116                 98
Advertising and promotion                                         26                      38                   48                 61
Office supplies and postage                                       49                      38                   88                 64
Legal and professional                                            20                      16                   35                 33
Other                                                            121                     108                  245                189
                                                        ----------------------------------------------------------------------------
Total non-interest expense                                       725                     657                1,421              1,224

Income before income tax expense                                 276                     133                  501                300
Income tax expense                                                99                      41                  181                 95
                                                        ----------------------------------------------------------------------------
Net Income                                               $       177            $         92           $      320          $     205
                                                        ============================================================================
Basic Earnings per Common Share                          $      0.33            $       0.17           $     0.60          $    0.38

Diluted Earnings per Common Share                        $      0.33            $       0.17           $     0.60          $    0.38

Weighted average common shares
(Denominator Basic EPS)                                      534,130                 534,030              534,130            534,030

Dilutive effect of stock options                                 853                       -                  853                  -
                                                        ----------------------------------------------------------------------------
Weighted average common shares and
common stock equivalents (Denominator Diluted EPS)           534,983                 534,030              534,983            534,030


The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                       Condensed Consolidated Statement of
                             Changes in Stockholders
                            Equity For the six months
                               ended June 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                        Accumulated
                                                           Capital in                      Other          Total
                                               Common      Excess of     Retained      Comprehensive   Stockholders
                                                Stock      Par Value     Earnings      Income (Loss)      Equity
                                              -----------------------------------------------------------------------

Balances at December 31, 2001                  $     534   $   5,243   $     998      $        110     $      6,885

Net income                                                                   320                                320

Exercise of Stock Options                                          1                                              1

Other comprehensive income (loss)                                                               55               55
                                              -----------------------------------------------------------------------
Balances at June 30, 2002                      $     534   $   5,244   $   1,318      $        165     $      7,261
                                              =======================================================================









The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                 Condensed Consolidated Statement of Cash Flows
                 For the six months ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                         2002             2001
                                                                                  ----------------------------------
Cash Flows from Operating Activities:
Net Income                                                                         $      320        $     205
Adjustments to reconcile net income to
   net cash provided by operating activities:
Provision for loan losses                                                                 163               30
Amortization of premium on investement securities,
   net of accretion of discount                                                            22              (19)
Depreciation                                                                               78               64
Loss on sale of other real estate owned                                                     -                -
Net (gain) loss on sale of available for sale securities                                    -               (1)
Stock dividends on FHLB Stock                                                             (10)              (8)
Changes in operating assets and liabilities:
Accrued interest receivable                                                                 3               (7)
Other assets                                                                              (83)            (266)
Accrued interest payable and other liabilities                                            (39)              25
                                                                                  ----------------------------------
     Net cash provided by operating activities                                            454               23
                                                                                  ----------------------------------

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                         1,307              250
Proceeds from maturities and calls of available for sale investment securities          2,812            3,081
Proceeds from maturities and calls of held to maturity investment securities                -              750
Purchases of available for sale investment securities                                  (4,099)          (3,867)
Purchases of held to maturity investment securities                                         -                -
Loans originated, net of payments received                                             (6,387)          (6,790)
Additions to banking premises and equipment                                               (25)            (848)
Proceeds from sale of other real estate owned                                               -                -
Net (increase) decrease in loans held for sale                                          1,426           (1,892)
                                                                                  ----------------------------------
     Net cash used in investing activities                                             (4,966)          (9,316)
                                                                                  ----------------------------------
Cash Flows from Financing Activities:
Increase in deposits, net                                                               9,663            4,240
Exercise of stock options                                                                   1                -
Proceeds from FHLB Advances and other borrowings, net of principal repayments          (1,628)             712
                                                                                  ----------------------------------
Net cash provided by financing activities                                               8,036            4,952
                                                                                  ----------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    3,524           (4,341)

Cash and Cash Equivalents, Beginning of Period                                          2,085            6,074
                                                                                  ----------------------------------
Cash and Cash Equivalents, End of Period                                           $    5,609      $     1,733
                                                                                  ==================================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and Federal Home Loan Bank advances                     725            1,748
Income taxes paid                                                                         114               62

Supplementary Disclosures of Noncash Investing Activities:
Change in unrealized gain (loss) on available for sale investment securities               85              166
Change in deferred tax associated with unrealized gain (loss) on investment
   securities available for sale                                                          (30)              62
Change in net unrealized gain (loss) on available for sale investment securities           55              104


The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
            Condensed Consolidated Statements of Comprehensive Income
                 For the six months ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                              2002          2001
                                                                                         -----------------------------
Net Income                                                                                $     320     $     205

Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities                                                 85           167
Reclasifcation adjustment for gains/losses included in net income                                 -            (1)
Income taxes related to unrealized gains/losses on investement securities                       (30)          (62)
                                                                                         -----------------------------
Other comprehensive income (loss), net of tax                                                    55           104
                                                                                         -----------------------------

                                                                                         -----------------------------
Comprehensive income                                                                      $     375     $     309
                                                                                         =============================








The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly consolidated financial statements of Tennessee Valley Financial Holdings, Inc. (the "Company") presented herein should be read in conjunction with the audited financial statements of TnBank (the "Bank") (See "Basis of Presentation and Principles of Consolidation" below) for the year ended December 31, 2001.

Financial information as of June 30, 2002 and 2001 and the results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2002 and 2001 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 9, 2002 a Plan of Exchange was completed between the Company and the Bank. As a result of the Plan of Exchange, which was approved by the common shareholders of the Bank on April 30, 2002, each share of Bank common stock was exchanged for one share of common stock of the Company. As a result, the Company became the parent company of the Bank. All inter-company balances and transactions have been eliminated.

ACCOUNTING POLICY CHANGES

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Bank). SFAS No. 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June of 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the present limited use of derivative instruments, the adoption of SFAS No. 133 did not have a significant impact on the Company's or Bank's results of operations or its financial position.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 138") - an amendment of FASB Statement No. 133. SFAS No. 138 provides several technical amendments to SFAS No. 133. Since the Bank does not hold any derivative instruments or engage in hedging activities, SFAS No. 138 has not had a significant impact on the Company`s or Bank's financial position and results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. These statements have not had any impact on the Company's or Bank's financial position or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company and Bank do not have any legal obligations as described above, this statement is not expected to have any impact on their financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement has not had a significant impact on the Company's or Bank's financial position or results of operations.

COMMITMENTS

As of June 30, 2002, the Bank has outstanding commitments to advance construction funds and to originate loans in the amount of $8.0 million and commitments to advance existing home equity and other credit lines in the amount of $7.6 million. In addition, the Bank has also conveyed $798,000 in standby letters of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

GENERAL
TnBank (the "Bank") was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank. The Bank commenced operations on May 30, 1995. On May 9, 2002 a Plan of Exchange was consummated between the Bank and Tennessee Valley Financial Holdings, Inc. (the "Company") in which Bank common shares were exchanged for Company common shares on a one for one basis, as provided for in the Plan of Exchange. The Plan of Exchange was approved by the Bank shareholders on April 30, 2002. The Company was formed February 15, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The Company's only activity is owning the Bank and the board of directors of the Company are the same as the Bank.

For the three months ending June 30, 2002, the Company reported net income of $177,000 or $0.33 per share as compared to $92,000 or $0.17 per share for the corresponding period in 2001. The increase in net income for the second quarter of 2002 is primarily due to growth in net interest income and non-interest income outpacing the growth in non-interest expense and loan loss provision. For the first two quarters of 2002 the Company earned $320,000 or $0.60 per share compared to $205,000 or $0.38 per share for the first two quarters of 2001. The increase in net income for the first two quarters of 2002 is primarily due to growth in net interest income and non-interest income outpacing the growth in non-interest expense and loan loss provision. The table below presents certain key financial ratios for the six months ending June 30, 2002 and 2001, respectively.

                                  For the six months ending June 30,
                                       2002               2001
                                ---------------------------------------
Return on Average Assets                      0.67%              0.51%
Return on Average Equity                      9.14%              6.25%
Earnings per share - basic               $    0.60          $    0.38


NET INTEREST INCOME
Net interest income was $1.7 million for the first two quarters of 2002, an increase of approximately 32% or $426,000 over the same period in 2001. The increase in net interest income was due primarily to the increase in the average earning assets of the Company and improvement in the Company's net interest margin compared to the first two quarters of 2001. The Company's net interest margin improved as the rates on the Company's interest bearing deposits decreased to a greater degree than the yield on the Company's interest bearing assets. Average loans increased approximately $14.3 million to $72.3 million at June 30, 2002, as compared to $58.0 million at June 30, 2001. Average loans at June 30, 2002 were approximately 81% of total earning assets at June 30, 2002 and 78% at June 30, 2001.

                                                  Six Months Ended (In thousands)          Six Months Ended (In thousands)
                                                           June 30, 2002                            June 30, 2001
                                              ------------------------------------------------------------------------------------
                                                 Average     Interest    Yield/Rate     Average        Interest      Yield/Rate
                                                 Balance                                Balance
                                              ------------------------------------------------------------------------------------
Loans (1) (2)                                  $   72,349   $    2,698          7.46% $   58,027    $       2,520           8.69%
Investment securities (3) (5)                      14,001          384          5.49%     14,231              471           6.62%
Federal funds sold                                  2,743           21          1.53%      2,293               62           5.41%
                                              -----------------------------------------------------------------------------------
Total earning assets                               89,093        3,103          6.97%     74,551            3,053           8.19%
                                                           --------------                          -----------------
Other assets                                        6,213                                  4,850
                                              --------------                         ---------------
Total Assets                                       95,306                                 78,479
                                              ==============                         ===============
Interest-bearing deposits                          72,993        1,203          3.30%     62,804            1,596           5.08%
Demand deposits                                     6,165            -          0.00%      5,385                -           0.00%
Federal Home Loan Bank advances and other
borrowings                                          5,978          134          4.48%      4,537              132           5.82%
                                              ----------------------------------------------------------------------
Total rate-bearing liabilties                      85,136       1,337           3.14%     72,726            1,728           4.75%
Other liabilities                                   3,164                                    620
                                              --------------                         ---------------
Total Liabilties                                   88,300                                 73,346
                                              --------------                         ---------------
Total Stockholders' Equity                          7,006                                  6,461
                                              --------------                         ---------------
Total Liabilties and Stockholders' Equity          95,306                                 79,807
                                              ==============                         ===============

                                                           --------------                          -----------------
Net interest income                                        $    1,766                                $      1,325
                                                           ==============                          =================
                                                                        --------------                             ---------------
Net interest spread                                                             3.83%                                       3.44%
                                                                        ==============                             ===============

                                                                        --------------                             ---------------
Net interest margin (4)                                                         3.97%                                       3.56%
                                                                        ==============                             ===============

(1)  Gross of allowance for loan losses
(2)  Includes average non-accrual loans
(3) Excludes the impact of the average net unrealized loss on securities available for sale
(4)  Net interest income divided by total earning assets
(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

The yield on total earning assets declined 122 basis points for the first two quarters of 2002 as compared to the first two quarters of 2001. The primary reason for the decline in yields on earning assets was due to declines in the general interest rate environment during 2001. During 2001, the Federal Reserve lowered key interest rates 475 basis points in a series of rate cuts. The yield on average loans was 7.46% for the first two quarters of 2002 as compared to 8.69% for the first two quarters of 2001. Investment yields declined 113 basis points during the first two quarters as compared to the same period in 2001 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 388 basis points due to the decline in interest rates.

Total interest expense was $1.3 million for the first two quarters of 2002, a 23% decrease as compared to the same period in 2001. The average rate on interest-bearing deposits was 3.30% for the first two quarters of 2002, 178 basis points lower than the average rate on deposits during the first two quarters of 2001. The decrease in the rates on deposits during 2002 as compared to 2001 can be attributed to the decline in interest rates during 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, the Company's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on the Company's deposits continued to decline as the Company repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 4.48% for the first two quarters of 2002 and 5.82% for the first two quarters of 2001. The decline in rates on borrowed funds can also be attributed to a lower interest rate environment.

Net interest income increased $255,000 for the second quarter of 2002 as compared to the same period in 2001. This increase can be attributed to an increase in the volume of the Company's earning assets as well as an increase in the Company's net interest margin.

PROVISION FOR LOAN LOSSES Provision for loan losses was $163,000 during the first two quarters of 2002 compared to $30,000 during the first two quarters of 2001. During the second quarter of 2002, the provision for loan losses was $85,000 as compared to $10,000 for the same period in 2001. The balance of the allowance for loan losses at June 30, 2002 was $803,000 (1.08% of gross loans) compared to $811,000 (1.15% of gross loans) at December 31, 2001. Net charge offs for the first two quarters of 2002 were $171,000 as compared to $3,000 for the first two quarters of 2001. Management primarily attributes the increase in net charge offs during the first two quarters of 2002 to a slight weakening of the economy. As a percentage of average loans, the annualized rate of net charge offs was 0.47% for the first two quarters of 2002 compared to a 0.07% ratio for fiscal 2001. Net charge offs for the first quarter of 2002 were $139,000 and $32,000 for the second quarter of 2002. It is management's expectation that net charge offs will be moderate for the remainder of 2002 but not at first quarter 2002 levels. While this is managements expectation based on its own internal procedures, reviews and knowledge of the Company's loan portfolio and market area, there can be no assurances that net charge off levels will not be higher than levels realized thus far during 2002.

                    Analysis of the Allowance for Loan Losses
                        For the Six Months Ended June 30,

                                                                                               2002              2001
                                                                                        -------------------------------------
Average Loans Outstanding                                                                       72,349             58,027
                                                                                        =====================================
Allowance at beginning of period                                                                   811                694

Charge-offs:
Commercial, financial and agricultural                                                              80                  -
Real Estate - construction                                                                           -                  -
Real Estate - mortgage                                                                              21                  -
Installment - consumer                                                                              94                  7
Other                                                                                                -                  -
                                                                                        -------------------------------------
Total charge-offs                                                                                  195                  7
                                                                                        -------------------------------------
Recoveries:
Commercial, financial and agricultural                                                               -                  -
Real Estate - construction                                                                           -                  -
Real Estate - mortgage                                                                               -                  -
Installment - consumer                                                                              24                  4
Other                                                                                                -                  -
                                                                                        -------------------------------------
Total recoveries                                                                                    24                  4
                                                                                        -------------------------------------
                                                                                        -------------------------------------
Net charge-offs                                                                                    171                  3
                                                                                        -------------------------------------
Provision for loan losses                                                                          163                 30
                                                                                        -------------------------------------
Balance at end of period                                                                  $        803        $       721
                                                                                        =====================================

Ratio of net charge-offs  during the period to average loans outstanding  during
the period                                                                                        0.24%              0.01%

As of June 30, 2002, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. During 2002, management intensified its efforts with respect to review and oversight of the loan portfolio in response to a weakening economy. These efforts have resulted in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME
Total non-interest income was $338,000 for the first two quarters of 2002 compared to $233,000 for the same period in 2001. Service charges on deposit accounts increased 15% during the first two quarters of 2002 as compared to the same period in 2001. The increase in service charges on deposit accounts was primarily due to an increase in the number of deposit accounts. Fees on sales of mortgage loans increased to $163,000 during the first two quarters of 2002 as compared to $89,000 during the first two quarters of 2001. Management attributes the increase in fees on sales of mortgage loans to an increase in the volume of loans sold due to lower mortgage rates.

Non-interest income increased $31,000 during the second quarter of 2002 as compared to the second quarter of 2001. This increase can be attributed primarily to increases in fees on sales of mortgage loans brought on by an increase in the volume of loans sold due to lower mortgage rates.

NON-INTEREST EXPENSE
Non-interest expense totaled $1.4 million during the first two quarters of 2002 as compared to $1.2 million during the first two quarters of 2001. Non-interest expense (annualized) as a percent of total average assets was 2.98% for the first two quarters of 2002 compared to 3.07% for the first two quarters of 2001. The increase in non-interest expense during the first two quarters of 2002 as compared to the same period in 2001 can be primarily attributed to increases in salaries and employee benefits, data processing fees, office supplies and postage and other expense. Most of these increases can be attributed to the growth in the Company's assets which has necessitated increases in overhead expenses. Non-interest expense increased $68,000 for the second quarter of 2002 as compared to the same period in 2001. This increase can be attributed to growth in the Company's assets.

INCOME TAXES The Company recognizes income taxes under the asset and liability method established in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such assets.

The Company recognized income tax expense of $181,000 and $95,000 for the first two quarters of 2002 and 2001, respectively. The effective income tax rate for the Company was 36% and 32% for first two quarters 2002 and 2001 respectively.

BALANCE SHEET ANALYSIS - COMPARISON AT JUNE 30, 2002 TO DECEMBER 31, 2001
Assets totaled $98.6 million at June 30, 2002, as compared to $90.2 million at December 31, 2001 an increase of 9.4%. Asset growth was primarily driven by growth in net loans, which increased $6.2 million or 9.2% during the first two quarters of 2002. Federal funds sold increased to $3.5 million during the first two quarters of 2002. Asset growth during the first quarter was funded by deposit growth of $9.7 million or 13%.

INVESTMENT SECURITIES
Investment securities were approximately $14.2 million, or 14% of total assets, at June 30, 2002, an increase of $52,000 from December 31, 2001. The Company purchased $4.1 million in investment securities during the first two quarters of 2002, while maturities, calls, sales and principal paydowns provided cash of $4.1 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The Company also invests in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 46.9% of the portfolio at June 30, 2002 and 42.5% at December 31, 2001.

At June 30, 2002 and December 31, 2001, 100% of the Company's portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The gross unrealized gain on investment securities available for sale, was $260,000 at June 30, 2002, an increase of $85,000 from December 31, 2001, a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
During the first two quarters of 2002, total loans outstanding increased by $6.2 million to $73.3 million from $67.1 million at December 31, 2001. This growth was attributable primarily to newly originated loans offset by amortization and payoffs.

                                           Loans by Type
                                                        June 30, 2002        December 31, 2001
                                                    ----------------------------------------------
Commercial, financial and agricultural               $     23,164           $      19,691
Real estate - construction                                  8,530                   5,351
Real estate - mortgage                                     28,403                  27,562
Installment loans to individuals                           14,134                  15,412

Loans, gross                                         $     74,231           $      68,016
Less:
Allowance for loan losses                                    (803)                   (811)
Unearned loan fees                                            (89)                    (90)
                                                    ----------------------------------------------
                                                     $     73,339           $      67,115
                                                    ==============================================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                                      Non-Performing Assets

                                                      June 30, 2002       December 31, 2001
                                                   ---------------------------------------------
Non-accrual loans(1)                                 $         241      $               145
Loans past due greater than 90 days and still
accruing interest                                                -                      346
Restructured loans                                             184                        -

                                                   ---------------------------------------------
Total Non-Performing Assets                          $         425      $               491
                                                   =============================================


(1)- Included in non-accrual loans are $217,000 and $36,000 of loans considered impaired as of June 30, 2002 and December 31, 2001, respectively

(2)- The $184,000 considered restructured as of June 30, 2002 is also considered impaired.


Non-accrual loans increased to $241,000 at June 30, 2002 compared to $145,000 at December 31, 2001. During the first two quarters of 2002, $118,000 of loans which were in non-accrual status as of December 31, 2001 were charged off, $10,000 were brought current in accordance with their contractual loan terms, $11,000 were still in non-accrual status and $6,000 were paid off. At June 30,
2002, the $241,000 in non-accrual loans were made up of the $11,000 which were also in non-accrual status at December 31, 2001 in addition to $230,000 in loans that were added during 2002. A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company had $16,000 in repossessed assets at June 30, 2002 and $0 at December 31, 2001. The Company has one relationship that is considered restructured as defined by accounting standards. The classification as restructured was brought on by a change in the terms of the loan brought on by a deterioration in the borrower's financial condition. The increase in non-accrual loans can be attributed to an overall increase in past due loans at the Company during 2002 as compared to 2001. Management attributes this increase primarily to a weaker economy during 2002.

DEPOSITS
Deposits increased by approximately $9.7 million to $85.5 million at June 30, 2002 from $75.8 million at December 31, 2001. Core deposits, which include regular savings, money market, NOW and demand deposits, were $40.5 million, or 47.4% of total deposits, at June 30, 2002. Core deposits were 43.6% of total deposits at December 31, 2001. Time deposits totaled $45.0 million at June 30, 2002, an increase of approximately $2.2 million from $42.8 million at December 31, 2001. The increase in core deposits can be primarily be attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits.

                                    Deposit Balances By Type

                                                        June 30, 2002      December 31, 2001
                                                     ------------------------------------------
Demand Deposits:
Non-interest bearing demand accounts                  $     7,572         $       5,573
NOW and money market accounts                              30,721                26,140
Savings accounts                                            2,214                 1,348
                                                     ------------------------------------------
Total demand deposits                                      40,507                33,061
                                                     ------------------------------------------
Term Deposits:
Less than $100,000                                         31,261                30,119
$100,000 or more                                           13,726                12,651
                                                     ------------------------------------------
Total Term Deposits                                        44,987                42,770
                                                     ------------------------------------------
                                                     ------------------------------------------
Total Deposits                                        $    85,494          $     75,831
                                                     ==========================================

CAPITAL

During the first two quarters of 2002, stockholders' equity increased $376,000 to $7.3 million, due to net income for the first two quarters of 2002 of $320,000, an increase of $55,000 in the value of investment securities available for sale, net of income taxes and the exercise of 100 stock options for $1,000.


LIQUIDITY AND CAPITAL RESOURCES

The   Company's   primary   sources   of   liquidity   are   deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and FHLB advances.

At June 30, 2002, the Company held $14.2 million in available-for-sale securities. Deposits increased approximately $9.7 million during the first two quarters of 2002. The Company has $2.0 million in available federal funds lines and approximately $3.2 million in available borrowings from the FHLB.

The Company can also enter into repurchase agreement transactions should the need for additional liquidity arise. At of June 30, 2002, the Company had $127,000 in repurchase agreement balances outstanding.

At June 30, 2002, the Company had capital of $7.3 million, or 7.4% of total assets as compared to $6.9 million, or 7.6% at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

                               Regulatory Capital
                                                                                              June 30, 2002
                                                                       -------------------------------------------------------------
                                                                                                                           Minimum
                                                                            Bank              Well Capitalized           Regulatory
                                                                                                  Levels                 Requirement
                                                                       -------------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                      9.4%                    6.0%                    4.00%

Total Capital as a percentage of risk-weighted assets                      10.4%                   10.0%                    8.00%

Tier 1 capital to average assets                                            7.2%                    5.0%                    5.00%


                                                                                            December 31, 2001
                                                                       -------------------------------------------------------------
                                                                                                                            Minimum
                                                                         Bank                 Well Capitalized           Regulatory
                                                                                                  Levels                 Requirement
                                                                       -------------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                      9.9%                    6.0%                      4.00%

Total Capital as a percentage of risk-weighted assets                      11.1%                   10.0%                      8.00%

Tier 1 capital to average assets                                            7.6%                    5.0%                      5.00%

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas E. Tuck, the President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. on August 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Mark Holder, the principal accounting and financial officer of Tennessee Valley Financial Holdings, Inc. on August 14, 2002.

(b) Reports on Form 8-K

          None

                                   FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           TNBANK OF OAK RIDGE




Date:  August 14, 2002                     By:/s/ Mark B. Holder
                                           -------------------------------------
                                           Mark B. Holder, Senior Vice President

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas E. Tuck, the President and Chief Executive Officer of the Company, hereby certifies that
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 14, 2002.




                                        /s/  Thomas E. Tuck
                                        ----------------------------------------
                                        Thomas E. Tuck
                                        President

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark Holder, the Senior Vice President (principal accounting and financial officer) of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 14, 2002.



                                   /s/ Mark B. Holder
                                   ------------------------------------------
                                   Mark Holder,
                                   Senior Vice President(principal accounting
                                   and financial officer)