Form 10QSB
period 2002-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2002-11-14
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


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

             401 South Illinois Avenue, Oak Ridge, Tennessee 37830
                     (Address of principal executive office)

                                   45-0471419
                      (I.R.S. Employer Identification No.)


Registrant's telephone number, including area code: (865) 483-9444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 534,130 on November 6, 2002.


                                                   FORM 10-QSB
                                                      Index
                                                                                                          Page
                                                                                                         Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of September 30, 2002 and December 31, 2001..............................................3

                  Condensed Consolidated Statements of Income
                  for the three and nine months ended September 30, 2002 and 2001.............................4

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2002.........................................5

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2002 and 2001...............................................6

                  Condensed Consolidated Statements of Comprehensive Income
                  for the nine months ended September 30, 2002
                  and 2001....................................................................................7

                  Notes to Unaudited Condensed Consolidated Financial Statements............................8-9

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................10-17

      Item 3.     Controls and Procedures....................................................................17

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................................18

      Item 2.     Changes in Securities......................................................................18

      Item 3.     Defaults upon Senior Securities............................................................18

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................18

      Item 5.     Other Information..........................................................................18

      Item 6.     Exhibits and Reports on Form 8-K...........................................................18

Signature....................................................................................................19

Certifications............................................................................................20-21

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                      Condensed Consolidated Balance Sheet

                                                                            September 30, 2002
                                                                                (Unaudited)            December 31, 2001
                                                                            ---------------------------------------------
Assets
Cash and due from banks                                                         $   2,549               $   2,085
Federal funds sold                                                                    102                       -
                                                                            ---------------------------------------------
Cash and cash equivalents                                                           2,651                   2,085

Investment Securities:
Available for sale (at fair value)                                                 13,634                  14,118
Loans, net                                                                         78,516                  67,115
Loans Held for Sale, at Fair Value                                                  4,395                   2,614
Banking premises and equipment, net                                                 3,410                   3,462
Accrued interest receivable                                                           520                     544
Other real estate owned                                                                45                      -
Prepaid expenses and other assets                                                     361                     223
                                                                            ---------------------------------------------
Total Assets                                                                    $ 103,532               $  90,161
                                                                            =============================================

Liabilities and Stockholders Equity
Deposits                                                                        $  87,335               $  75,831
Advances from the Federal Home Loan Bank                                            7,592                   6,755
Securities sold under agreements to repurchase                                        245                     -
Accrued interest payable                                                              311                     407
Other liabilities                                                                     497                     283
                                                                            ---------------------------------------------
Total Liabilities                                                               $  95,980               $  83,276
                                                                            =============================================

Stockholders Equity:
Common stock, $1.00 par value, 2,000,000
shares authorized 534,130 issued and outstanding in 2002
and 534,030 issued and outstanding in 2001                                            534                     534
Capital in excess of par value                                                      5,244                   5,243
Retained Earnings                                                                   1,525                     998
Accumulated other comprehensive income                                                249                     110
                                                                            --------------------------------------------
Total Stockholders Equity                                                       $   7,552                   6,885
                                                                            ============================================
                                                                            --------------------------------------------
Total Liabilities and Stockholders Equity                                       $ 103,532                  90,161
                                                                            ============================================

The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                   Condensed Consolidated Statements of Income
                   (in thousands except for per share amounts)
                                   (Unaudited)

                                               For the three months ended September 30,      For the nine months ended September 30,
                                               ----------------------------------------      ---------------------------------------
                                                        2002                  2001                     2002                 2001
                                               -------------------------------------------------------------------------------------
Interest Income:
Loans, including fees                                 $  1,463             $   1,316            $     4,161              $   3,836
Investment securities                                      173                   222                    538                    689
Federal funds sold                                           4                    32                     25                     94
                                                      ------------------------------------------------------------------------------
     Total interest income                               1,640                 1,570                  4,724                  4,619

Interest Expense:
Deposits                                                   547                   791                  1,750                  2,387
Advances from the Federal Home Loan Bank and other
borrowings                                                  74                    68                    208                    200
                                                      ------------------------------------------------------------------------------
Total interest expense                                     621                   859                  1,958                  2,587

Net interest income                                      1,019                   711                  2,766                  2,032
Provision for loan losses                                  133                    32                    296                     62
                                                      ------------------------------------------------------------------------------
Net interest income after provision for loan losses        886                   679                  2,470                  1,970

Non-interest income
Service charges on deposit accounts                         80                    60                    222                    184
Fees on sale of mortgage loans                             105                    58                    268                    147
Net gains (losses) on sales of investment securities
available for sale                                           3                     8                      3                      9
Other income                                                28                    22                     62                     41
                                                      ------------------------------------------------------------------------------
Total non-interest income                                  216                   148                    555                    381

Non-interest expense
Salaries and employee benefits                             379                   291                  1,078                    878
Net occupancy expense                                      104                    89                    294                    281
Data processing fees                                        59                    57                    175                    155
Advertising and promotion                                   16                    16                     64                     77
Office supplies and postage                                 27                    20                    115                     84
Legal and professional                                      13                    14                     48                     47
Loan Expense                                                69                    26                    146                     83
Other                                                      114                    59                    282                    191
                                                      ------------------------------------------------------------------------------
Total non-interest expense                                 781                   572                  2,202                  1,796

Income before income tax expense                           321                   255                    823                    555
Income tax expense                                         115                    88                    296                    183
                                                      ------------------------------------------------------------------------------
Net Income                                            $    206             $     167            $       527              $     372
                                                      ==============================================================================

Basic Earnings per Common Share                       $   0.39             $    0.31                  $0.99              $    0.70

Diluted Earnings per Common Share                     $   0.39             $    0.31            $      0.99              $    0.70

Weighted average common shares
(Denominator Basic EPS)                                534,130               534,030                534,130                534,030
Dilutive effect of stock options                           853                     -                    853                      -
                                                      ------------------------------------------------------------------------------
Weighted average common shares and
common stock equivalents
(Denominator Diluted EPS)                              534,983               534,030                534,983                534,030



The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
                 Condensed Consolidated Statement of Cash Flows
              For the nine months ended September 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                  2002                    2001
                                                                            ---------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $     527               $     372
Adjustments to reconcile net income to
   net cash provided by operating activities:
Provision for loan losses                                                             296                      62
Amortization of premium on investment securities,
   net of accretion of discount                                                        35                     (33)
Depreciation                                                                          116                      99
Net (gain) loss on sale of available for sale securities                               (3)                     (9)
Stock dividends on FHLB Stock                                                         (15)                    (13)
Changes in operating assets and liabilities:
Accrued interest receivable                                                            24                     (13)
Other assets                                                                         (217)                    (91)
Accrued interest payable and other liabilities                                        118                      97
                                                                            ---------------------------------------------
     Net cash provided by operating activities                                        881                     471
                                                                            ---------------------------------------------

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                     1,958                     760
Proceeds from maturities and calls of available for sale investment
securities                                                                          3,324                   4,220
Proceeds from maturities and calls of held to maturity investment
securities                                                                              -                   1,000
Purchases of available for sale investment securities                              (4,597)                 (6,628)
Purchases of held to maturity investment securities                                     -                       -
Loans originated, net of payments received                                        (11,742)                 (8,249)
Additions to banking premises and equipment                                           (64)                   (880)
Net (increase) decrease in loans held for sale                                     (1,781)                   (902)
                                                                            ---------------------------------------------
     Net cash used in investing activities                                        (12,902)                (10,679)
                                                                            ---------------------------------------------

Cash Flows from Financing Activities:
Increase in deposits, net                                                          11,504                   7,611
Exercise of stock options                                                               1                       -

Proceeds from FHLB Advances and other borrowings, net of principal
repayments                                                                          1,082                   2,022
                                                                            ---------------------------------------------
Net cash provided by financing activities                                          12,587                   9,633
                                                                            ---------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  566                    (575)

Cash and Cash Equivalents, Beginning of Period                                      2,085                   6,074

                                                                            ---------------------------------------------
Cash and Cash Equivalents, End of Period                                        $   2,651               $   5,499
                                                                            =============================================

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and Federal Home Loan Bank advances               2,054                   2,661
Income taxes paid                                                                     246                     121

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                45                       -
Change in unrealized gain (loss) on available for sale investment
securities                                                                            218                     282
Change in deferred tax associated with unrealized gain (loss) on
investment securities available for sale                                              (79)                    104
Change in net unrealized gain (loss) on available for sale investment
securities                                                                            139                     178


The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
            Condensed Consolidated Statements of Comprehensive Income
              For the nine months ended September 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                     2002                    2001
                                                                            ---------------------------------------------
Net Income                                                                      $     527               $     372

Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities                                      221                     291
Reclassification adjustment for gains/losses included in net income                    (3)                     (9)
Income taxes related to unrealized gains/losses on investment securities              (79)                   (104)
                                                                            ---------------------------------------------
Other comprehensive income (loss), net of tax                                         139                     178
                                                                            ---------------------------------------------
Comprehensive income                                                            $     666               $     550
                                                                            =============================================



The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
       Condensed Consolidated Statement of Changes in Stockholders Equity
                  For the nine months ended September 30, 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                         Capital in               Accumulated Other    Total
                                                             Common      Excess of      Retained    Comprehensive   Stockholders
                                                             Stock       Par Value      Earnings    Income (Loss)      Equity
                                                      --------------------------------------------------------------------------
Balances at December 31, 2001                                $  534      $   5,243      $    998      $    110     $   6,885

Net income                                                                                   527                         527


Exercise of stock options                                                        1                                         1


Other comprehensive income (loss)                                                                          139           139
                                                     ---------------------------------------------------------------------------

Balances at September 30, 2002                               $  534      $   5,244      $  1,525      $    249     $   7,552
                                                     ===========================================================================


The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                                (Formerly TnBank)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly consolidated financial statements of Tennessee Valley Financial Holdings, Inc. (the "Company") presented herein should be read in conjunction with the audited financial statements of TnBank (the "Bank") (See "Basis of Presentation and Principles of Consolidation" below) for the year ended December 31, 2001.

Financial information as of September 30, 2002 and 2001 and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2002 and 2001 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 9, 2002 a Plan of Exchange was completed between the Company and TnBank. As a result of the Plan of Exchange, which was approved by the Bank common shareholders on April 30, 2002, each share of Bank common stock was exchanged for one share of common stock of the Company. As a result the Company became the parent company of the Bank. All inter-company balances and transactions have been eliminated.

ACCOUNTING POLICY CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. These statements have not had any impact on the Company's or Bank's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company and Bank do not have any legal obligations as described above, this statement is not expected to have any impact on their financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement has not had a significant impact on the Company's or Bank's financial position or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 147, Accounting for Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. This statement intends to improve the comparability of financial reporting by requiring institutions to follow FASB Statement No. 141, Business Combinations. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not expect this statement to have an impact on the Company's or Bank's financial position or results of operations.

COMMITMENTS

As of September 30, 2002, the Bank has outstanding commitments to advance construction funds and to originate loans in the amount of $5.2 million and commitments to advance existing home equity and other credit lines in the amount of $8.5 million. In addition, the Bank has also conveyed $983,000 in standby letters of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

For the three months ending September 30, 2002, the Company reported net income of $206,000 or $0.39 per share as compared to $167,000 or $0.31 per share for the corresponding period in 2001. The increase in net income for the third quarter of 2002 is primarily due to the growth in net interest income and non-interest income outpacing the growth in non-interest expense and loan loss provision. For the first three quarters of 2002 the Company earned $527,000 or $0.99 per share compared to $372,000 or $0.70 per share. The increase in net income for the first three quarters of 2002 is primarily due to growth in net interest income and non-interest income outpacing the growth in non-interest expense and loan loss provision. The table below presents certain key financial ratios for the first three quarters of 2002 and 2001 respectively.

                                   For the nine months ending
                                          September 30,
                                      2002            2001
                           ---------------------------------------
Return on Average Assets              0.73%           0.60%
Return on Average Equity              9.81%           7.59%
Earnings per share-basic          $   0.99        $   0.70

NET  INTEREST  INCOME
Net interest income was $2.8 million for the first three quarters of 2002, an increase of approximately 36% or $734,000 over the same period in 2001. The increase in net interest income was due to the increase in the average earning assets of the Company and improvement in the Company's net interest margin compared to the first three quarters of 2001. The Company's net interest margin improved as the rates on the Company's interest bearing deposits decreased to a greater degree than the yield on the Company's interest bearing assets. Average loans increased approximately $14.4 million to $74.3 million at September 30, 2002, as compared to $59.9 million at September 30, 2001. Average loans at September 30, 2002 were approximately 82% of total earning assets at September 30, 2002 and 78% at September 30, 2001.


                                                 Nine Months Ended (In thousands)           Nine Months Ended (In thousands)
                                                        September, 30 2002                         September, 30 2001
                                              ------------------------------------------------------------------------------------
                                                 Average     Interest    Yield/Rate     Average      Interest       Yield/Rate
                                                 Balance                                Balance
                                              ------------------------------------------------------------------------------------
Loans (1) (2)                                  $   74,276   $    4,161        7.47%  $   59,873      $  3,836             8.54%
Investment securities (3) (5)                      13,928          568        5.44%      14,093           707             6.69%
Federal funds sold                                  2,145           25        1.55%       2,824            94             4.44%
                                              ------------------------------------------------------------------------------------
Total earning assets                               90,349        4,754        7.02%      76,790         4,637             8.05%
                                                           ------------                              ---------
Other assets                                        6,362                                 5,477
                                              ------------                           -----------
Total assets                                       96,711                                82,267
                                              ============                           ===========


Interest-bearing deposits                          76,323        1,750        3.06%      64,945         2,387             4.90%
Demand deposits                                     6,721            -        0.00%       5,386             -             0.00%
Federal Home Loan Bank advances and other
borrowings                                          5,781          208        4.80%       4,759           200             5.60%
                                              ------------------------------------------------------------------------------------
Total rate-bearing liabilties                      88,825        1,958        2.94%      75,090         2,587             4.59%
Other liabilities                                     722                                   639
                                              ------------                           -----------
Total Liabilties                                   89,547                                75,729
                                              ------------                           -----------
Total Stockholders' Equity                          7,164                                 6,538
                                              ------------                           -----------
Total Liabilties and Stockholders' Equity          96,711                                82,267
                                              ============                           ===========

                                                           ------------                           ------------
Net interest income                                         $    2,796                              $   2,050
                                                           ============                           ============

                                                                        ------------                             ----------------
Net interest spread                                                           4.08%                                       3.46%
                                                                        ============                             ================

                                                                        ------------                             ----------------
Net interest margin (4)                                                       4.13%                                     3.56%
                                                                        ============                             ================

(1) Gross of allowance for loan losses
(2) Includes average non-accrual loans
(3) Excludes the impact of the average net unrealized loss on securities available for sale
(4) Net interest income divided by total earning assets
(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance


The yield on total earning assets declined 103 basis points for the first three quarters of 2002 as compared to the first three quarters of 2001. The primary reason for the continued decline in yields on earning assets was due to declines in the general interest rate environment during 2001. During 2001, the Federal Reserve lowered key interest rates 475 basis points in a series of rate cuts. The yield on average loans was 7.47% for the first three quarters of 2002 as compared to 8.54% for the first three quarters of 2001. Investment yields declined 125 basis points during the first three quarters as compared to the same period in 2001 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 289 basis points due to the decline in interest rates.

Total interest expense was $2.0 million for the first three quarters of 2002, a 24% decrease as compared to the same period in 2001. The average rate on interest-bearing deposits was 3.06% for the first three quarters of 2002, 184 basis points lower than the average rate on deposits during the first three quarters of 2001. The decrease in the rates on deposits during 2002 as compared to 2001 can be attributed to the decline in interest rates during 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, the Company's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on the Company's deposits continued to decline as the Company repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 4.80% for the first three quarters of 2002 and 5.60% for the first three quarters of 2001. The decline in rates on borrowed funds can also be attributed to a lower interest rate environment. The overall rate on interest bearing liabilities was 2.94% for the first three quarters of 2002 compared to 4.59% for the same period in 2001.

Net interest income increased $308,000 for the third quarter of 2002 as compared to the same period in 2001. This increase can be attributed to an increase in the volume of the Company's earning assets as well as an increase in the Company's net interest margin.

PROVISION  FOR LOAN LOSSES
Provision for loan losses was $296,000 during the first three quarters of 2002 compared to $62,000 during the first three quarters of 2001. During the third quarter of 2002, the provision for loan losses was $133,000 as compared to $32,000 for the same period in 2001. The balance of the allowance for loan losses at September 30, 2002 was $922,000 (1.16% of gross loans) compared to $811,000 (1.19% of gross loans) at December 31, 2001. Net charge-offs for the first three quarters of 2002 were $185,000 as compared to $18,000 for the first three quarters of 2001. Management primarily attributes the increase in net charge-offs during the first three quarters of 2002 to a slight weakening of the economy. As a percentage of average loans, the annualized rate of net charge-offs was 0.33% for the first three quarters of 2002 compared to a 0.07% ratio for fiscal 2001. Net charge-offs for the first three quarters of 2002 were $139,000, $32,000 and $14,000 respectively. It is management's expectation that net charge-offs will be moderate for the remainder of 2002 but not at first quarter 2002 levels. While this is management's expectation based on its own internal procedures, reviews and knowledge of the Company's loan portfolio and market area, there can be no assurances that net charge-off levels will not be higher than levels realized thus far during 2002.

                    Analysis of the Allowance for Loan Losses

                                         For the Nine Months Ended September 30,
                                               2002                  2001
                                       -----------------------------------------
Average Loans Outstanding                     74,276                59,873
                                       =========================================

Allowance at beginning of period                 811                   694

Charge-offs:
Commercial, financial and agricultural            80                    -
Real Estate - construction                        -                     -
Real Estate - mortgage                            21                    -
Installment - consumer                           109                    22
Other                                             -                     -

                                       -----------------------------------------
Total charge-offs                                210                    22
                                       -----------------------------------------

Recoveries:
Commercial, financial and agricultural            -                     -
Real Estate - construction                        -                     -
Real Estate - mortgage                            -                     -
Installment - consumer                            25                     4
Other                                             -                     -

                                       -----------------------------------------
Total recoveries                                  25                     4
                                       -----------------------------------------

                                       -----------------------------------------
Net charge-offs                                  185                    18
                                       -----------------------------------------

Provision for loan losses                        296                    62

                                       -----------------------------------------
Balance at end of period                $        922          $        738
                                       =========================================

Ratio of net charge-offs during the period
to average loans outstanding during the period  0.25%                 0.03%

As of September 30, 2002, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. During 2002, management intensified its efforts with respect to review and oversight of the loan portfolio in response to a weakening economy. These efforts have resulted in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST  INCOME
Total non-interest income was $555,000 for the first three quarters of 2002 compared to $381,000 for the same period in 2001. Service charges on deposit accounts increased 21% during the first three quarters of 2002 as compared to the same period in 2001. The increase in service charges on deposit accounts was primarily due to an increase in the number of deposit accounts. Fees on sales of mortgage loans increased to $268,000 during the first three quarters of 2002 as compared to $147,000 during the first three quarters of 2001. Management attributes the increase in fees on sales of mortgage loans to an increase in the volume of loans sold due to lower mortgage rates.

Non-interest income increased $68,000 during the third quarter of 2002 as compared to the third quarter of 2001. This increase can be attributed primarily to increases in fees on sales of mortgage loans.

NON-INTEREST  EXPENSE
Non-interest expense totaled $2.2 million during the first three quarters of 2002 as compared to $1.8 million during the first three quarters of 2001. Non-interest expense (annualized) as a percent of total average assets was 3.04% for the first three quarters of 2002 compared to 2.91% for the first three quarters of 2001. The increase in non-interest expense during the first three quarters of 2002 as compared to the same period in 2001 can be primarily attributed to increases in salaries and employee benefits, data processing fees, loan expense and other expense. Most of these increases can be attributed to the growth in the Company's assets which has necessitated increases in overhead expenses. Non-interest expense increased $209,000 for the third quarter of 2002 as compared to the same period in 2001. This increase can be attributed to growth in the Company's assets.

INCOME TAXES
The Company recognizes income taxes under the asset and liability method established in Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such assets.

The Company recognized income tax expense of $296,000 and $183,000 for the first three quarters of 2002 and 2001, respectively. The effective income tax rate for the Company was 36% and 33% for first three quarters 2002 and 2001 respectively.


BALANCE SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30, 2002 TO DECEMBER 31, 2001 Assets totaled $103.5 million at September 30, 2002, as compared to $90.2 million at December 31, 2001 an increase of 14.8%. Asset growth was primarily driven by growth in net loans, which increased $11.4 million or 17.0% during the first three quarters of 2002. Asset growth during the first three quarters was funded by deposit growth of $11.5 million or 15%.

INVESTMENT SECURITIES
Investment securities were approximately $13.6 million, or 13% of total assets, at September 30, 2002, a decrease of $484,000 from December 31, 2001. The Company purchased $4.6 million in investment securities during the first three quarters of 2002, while maturities, calls, sales and principal paydowns provided cash of $5.3 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The Company also invests in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 42.4% of the portfolio at September 30, 2002 and 42.5% at December 31, 2001.

At September 30, 2002 and December 31, 2001, 100% of the Company's portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The gross unrealized gain on investment securities available for sale, was $394,000 at September 30, 2002, an increase of $167,000 from December 31, 2001, a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
During the first three quarters of 2002, total loans outstanding increased by $11.4 million to $78.5 million from $67.1 million at December 31, 2001. This growth was attributable primarily to newly originated loans offset by amortization and payoffs.

                                  Loans by Type
                                                           September 30, 2002   December 31, 2001
                                                         -----------------------------------------
Commercial, financial and agricultural                   $   23,843            $    19,691
Real estate - construction                                   11,613                  5,351
Real estate - mortgage                                       35,916                 27,562
Installment loans to individuals                              8,159                 15,412

Loans, gross                                             $   79,531            $    68,016
Less:
Allowance for loan losses                                      (922)                  (811)
Unearned loan fees                                              (93)                   (90)
                                                         -----------------------------------------
                                                         $   78,516            $    67,115
                                                         =========================================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.


                              Non-Performing Assets

                                                           September 30, 2002   December 31, 2001
                                                         ------------------------------------------
Non-accrual loans(1)                                     $     379              $       145
Loans past due greater than 90 days and
still accruing interest                                         11                      346
Restructured loans  (2)                                        178                        -
                                                         ------------------------------------------
Total Non-Performing Assets                              $     568              $       491
                                                         ==========================================



(1)- Included in non-accrual loans are $365,000 and $36,000 of loans considered impaired as of September 30, 2002 and December 31, 2001, respectively
(2)- The $178,000 considered restructured as of September 30, 2002 is also considered impaired.

Non-accrual loans increased to $379,000 at September 30, 2002 compared to $145,000 at December 31, 2001. During the first three quarters of 2002, $118,000 of loans which were in non-accrual status as of December 31, 2001 were charged off, $18,000 were paid down or paid off, and $9,000 remained in non-accrual status as of September 30, 2002. At September 30, 2002, the $379,000 in non-accrual loans were made up of the $9,000 which were also in non-accrual status at December 31, 2001 and $370,000 in loans that were added to non-accrual status during 2002. A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company had $7,000 in repossessed assets at September 30, 2002 and $0 at December 31, 2001, and $45,000 in other real estate owned as of September 30, 2002, compared to $0 as of December 31, 2001 The Company has one relationship that is considered restructured as defined by accounting standards. The classification as restructured was brought on by a change in the terms of the loan brought on by a deterioration in the borrowers financial condition. The increase in non-accrual loans can be attributed to an overall increase in past due loans at the Company during 2002 as compared to 2001. Management attributes this increase primarily to a weaker economy during 2002.

DEPOSITS Deposits increased by approximately $11.5 million to $87.3 million at September 30, 2002 from $75.8 million at December 31, 2001. Core deposits, which include regular savings, money market, NOW and demand deposits, were $40.6 million, or 46.5% of total deposits, at September 30, 2002. Core deposits were 43.6% of total deposits at December 31, 2001. Time deposits totaled $46.7 million at September 30, 2002, an increase of approximately $3.9 million from $42.8 million at December 31, 2001. The increase in core deposits can primarily be attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits.

                            Deposit Balances By Type

                                                           September 30, 2002   December 31, 2001
                                                         ------------------------------------------
Demand Deposits:
Non-interest bearing demand accounts                         $   8,407         $     5,573
NOW and money market accounts                                   29,896              26,140
Savings accounts                                                 2,333               1,348
                                                         ------------------------------------------
Total demand deposits                                           40,636              33,061
                                                         ------------------------------------------

Term Deposits:
Less than $100,000                                              32,962              30,119
$100,000 or more                                                13,737              12,651
                                                         ------------------------------------------
Total Term Deposits                                             46,699              42,770
                                                         ------------------------------------------
Total Deposits                                               $  87,335         $    75,831
                                                         ==========================================



CAPITAL

During the first three quarters of 2002, stockholders' equity increased $667,000 to $7.5 million, due to net income for the first two quarters of 2002 of $527,000, an increase of $139,000 in the value of investment securities available for sale, net of income taxes and the exercise of 100 stock options for $1,000.


LIQUIDITY AND CAPITAL RESOURCES

The   Company's   primary   sources   of   liquidity   are   deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2002, the Company held $13.6 million in available-for-sale securities. Deposits increased approximately $11.5 million during the first three quarters of 2002. The Company has $2.0 million in available federal funds lines and approximately $5.6 million in available borrowings from the Federal Home Loan Bank.

The Company can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2002, the Company had $245,000 in repurchase agreement balances outstanding.

At September 30, 2002, the Company had capital of $7.5 million, or 7.3% of total assets as compared to $6.9 million, or 7.6% at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

                               Regulatory Capital
                                                                         September 30, 2002
                                                            ---------------------------------------------
                                                                                           Minimum
                                                                        Well Capitalized  Regulatory
                                                               Bank          Levels       Requirement
                                                            ---------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets         9.2%            6.0%           4.00%

Total Capital as a percentage of risk-weighted assets         10.4%           10.0%           8.00%

Tier 1 capital to average assets                               7.3%            5.0%           5.00%

                                                                          December 31, 2001
                                                            ---------------------------------------------
                                                                                           Minimum
                                                                       Well Capitalized   Regulatory
                                                               Bank         Levels        Requirement
                                                            ---------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets        9.9%             6.0%          4.00%

Total Capital as a percentage of risk-weighted assets        11.1%            10.0%          8.00%

Tier 1 capital to average assets                              7.6%             5.0%          5.00%


ITEM 3 - CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and its Senior Vice President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer and its Senior Vice President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. on November 14, 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Mark B. Holder, the Senior Vice President of Tennessee Valley Financial Holdings, Inc. on November 14, 2002.

              (b) Reports on Form 8-K

                  None

                                   FORM 1O-QSB

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.




Date:  November 14, 2002           By: /s/  Mark B. Holder
                                      -----------------------------------------
                                      Mark B. Holder, Senior Vice President

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Thomas E. Tuck, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc. ("Tennessee Valley");
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Tennessee Valley as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                  /s/ Thomas E. Tuck
                                          --------------------------------------
                                          Thomas E. Tuck
                                          President and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Mark B. Holder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc. ("Tennessee Valley");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Tennessee Valley as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 /s/ Mark B. Holder
                                         --------------------------------------
                                         Mark B. Holder
                                         Senior Vice President (principal
                                         accounting and financial officer)