Form 10KSB
period 2002-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2003-03-31
CIK 1175158

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934
                   For the Fiscal Year ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the Transition Period From      To

                        Commission File Number 000-49863

                    Tennessee Valley Financial Holdings, Inc.
          (Exact name of small business issue as specified in charter)

Tennessee                                                     45-0471419
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

401 South Illinois Avenue Oak Ridge, TN  37830
(Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: 865-483-9444

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosures of delinquent filers in response to items 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Yes [X] No

The registrant's revenues for the most recent fiscal year were $7,176,822

At December 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,551,468.

As of March 19, 2003 registrant had 534,130 shares of its $1.00 par value common stock outstanding.

Documents Incorporated by Reference: Proxy Statement related to 2003 Annual Meeting of Shareholders.

                                Table of Contents


Part 1:

     Item 1:   Description of Business.......................................3-8

     Item 2:   Description of Property.........................................8

     Item 3:   Legal Proceedings...............................................8

     Item 4:   Submission of Matters to a Vote of Security Holders.............8


Part II:

     Item 5:   Market for Common Stock and Related Stockholder Matters.........9

     Item 6:   Management's Discussion and Analysis or Plan of  Operation..10-21

     Item 7:   Financial Statements........................................21-42

Part III:

     Item 9:   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16 (a) of the Exchange Act.............43

     Item 10:  Executive Compensation.........................................43

     Item 11:  Security Ownership of Certain Beneficial Owners and
               Management.....................................................44

     Item 12:  Certain Relationships and Related Transactions.................44

Part IV:

     Item 13:  Exhibits List and Reports on Form 8-K..........................44

     Item 14:  Controls and Procedures........................................44

     Signatures...............................................................45

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


General

     Tennessee Valley Financial Holdings, Inc. (the "Company"), is a business corporation incorporated on February 15, 2002, under the laws of the State of Tennessee for the purpose of acquiring TNBank, a Tennessee banking corporation (the "Bank") by means of a share exchange and becoming a registered bank holding company under the Federal Reserve Act. On April 30, 2002, the shareholders of the Bank approved a Plan of Share Exchange (the "Plan of Share Exchange") between the Company and the Bank whereby the common shares of the Bank were exchanged, on a one for one basis, for common shares of the Company. The exchange became effective on May 9, 2002. The Company's only activity is owning the Bank.

     The Bank commenced the organizational process to become a Tennessee state chartered bank on July 6, 1994 and commenced operations as a state chartered bank on May 30, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act ("FDIA"), up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office and two branch locations, one in Oak Ridge and one located in Knoxville.

     The Bank's customer base consists of small to medium sized businesses in industries such as retail, manufacturing, distribution, and residential real estate construction as well as professionals such as doctors, lawyers and accountants. The Bank also serves consumers with its various banking services and products, such as residential real estate mortgages. The Bank's lending activities consist mainly of residential real estate loans, commercial loans and loans to consumers. The majority of the Bank's loans are collateralized by real estate. Additionally, the Bank will secure loans with automobiles, commercial equipment, inventory, accounts receivable and other types of collateral. The Bank will also make unsecured loans, but typically only on a limited basis. To mitigate the inherent risk involved in lending activities, the Bank employs a risk management program aimed at identifying, recognizing and reducing these risks where possible.

     The Bank offers long term, fixed rate mortgage loans to its customers. Through relationships the Bank has with secondary market investors, mortgage loans are originated at the Bank and subsequently sold to secondary market investors resulting in fee income. The Bank does not retain any servicing rights on these loans sold.

     The Bank offers a wide variety of competitive retail and commercial banking services. The deposit services offered include various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. The Bank also offers safe deposit box services for customers at its Oak Ridge locations, and drive thru and Automated Teller Machine (ATM) services at the Oak Ridge locations. The Bank's Knoxville office does not presently offer safe deposit, night deposit or drive-thru services, but ATM services are offered at this location. The Bank provides VISA and MasterCard credit cards and is a merchant depository for credit card drafts under both types of credit cards. The Bank also offers banking services for its customers on the internet at its world wide web address, www.tnbank.net. Customers enrolled in the Bank's internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically and other typical internet banking services. The Bank has trust powers but does not have a trust department presently. The Bank offers retail investment services through a broker/dealer relationship with Tower Square Securities, Inc. These services include common stocks, mutual funds, bonds as well as financial planning services.

     The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions ("TDFI") and the Federal Deposit Insurance Corporation ("FDIC").

Market Area

     The Bank's primary service area encompassing Anderson and Knox counties, includes the cities of Oak Ridge and Clinton in Anderson County and Knoxville and Farragut in Knox County. Oak Ridge has long been known for its intellectual resources and strong educational system. The city has been long recognized as a research center, in a large part due to the Oak Ridge National Laboratory and the United States Department of Energy facilities that began during the Manhattan Project. Oak Ridge's population has remained at around 28,000 people for several years. Much of the Oak Ridge economy is related to the federal facilities located here associated with the United States Department of Energy. This makes the Oak Ridge economy somewhat more reliant upon federal budget appropriations, political decisions and international events than typical economic factors. During the early 1990's, these facilities saw reductions in their workforce but recently have had steadier levels of employment.

Employees

     At December 31, 2002 the Bank had 40 full-time employees. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

Loan Activities

     General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2002, the net loan portfolio totaled $81.2 million, or 76% of total assets.

     Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the board of directors and management. Loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

     Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally loans less than $200,000 are approved by certain authorized officers. The President has individual loan authority up to $200,000. Generally, loans over $200,000 require approval by a committee of the board of directors.

     General Loan Policies. For real estate loans our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy on loans in excess of $100,000, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, flood insurance is required. Some real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which disbursements are made for items such as real estate taxes and property insurance.

     We are permitted to lend up to 90% of the appraised value of the real property securing a mortgage loan. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80% of the collateral, including the amount of the first mortgage. With respect to home loans granted for construction or combination construction/permanent financing, the Bank will lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured, secured by personal property or secured by liens on real estate.

     The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities as of December 31, 2002, was approximately $1.9 million. Our largest loan relationship is $1.8 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2002.

     Interest rates charged on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Loans. The Bank currently originates fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2002, $37.7 million or 46% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of such date, approximately $1.5 million, or 4% of these loans were adjustable rate mortgage loans.

     Consumer Loans. The Bank makes various types of consumer loans, including automobile and boat loans, but primarily home equity loans. The Bank originates consumer loans to provide a range of financial services to customers and create stronger ties to its customers. In addition, the shorter term and normally higher interest rates on such loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2002, consumer loans amounted to $8.2 million, or 10% of the total loan portfolio.

     Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2002, the largest commercial loan was $684,000 secured by accounts receivable and automobiles. As of December 31, 2002, the Bank had $8.4 million in commercial loans, which was 10% of the total loan portfolio.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson and Knox Counties. These types of loans amounted to $15.0 million or 18% of the total loan portfolio as of December 31, 2002. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. The Bank generally does not offer fixed-rate commercial real estate or multi-family real estate loans.

     Income from Loan Activities. Fees are earned in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

     Loan fees typically are charged at the time of loan origination and may be a flat fee or a percentage of the amount of the loan. Under current accounting standards the total amount of such fees for long term mortgage loans the Bank retains cannot typically be recognized as income immediately, rather a portion of the fees are deferred and taken into income over the contractual life of the loan, using a level yield method. If loans are prepaid or refinanced, all remaining deferred fees with respect to such loans are taken into income at that time.

     Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule. Steps taken range from working out a reasonable payment agreement to foreclosure.

     A loan is generally placed on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

     If foreclosure is required, when completed, the property is sold at a public auction in which the Bank will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the other real estate owned "OREO" account until it is sold. We are permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Competition

     The Bank competes with six commercial banks and four credit unions in its primary market area of Oak Ridge. In addition to these local competitors, banks from other market areas also serve as competition to the Bank. In addition to traditional providers (i.e. banks, credit unions, thrifts) other financial services companies serve as competition for the Bank: insurance companies, brokerages, finance companies, etc. Management anticipates that competition from providers of financial services over the World Wide Web will intensify in the future. One of the results of increasing competition is the lowering of the Bank's net interest margin, as consumers have more choices for deposits (thus increasing the cost) and loans (lowering the income). The Bank attempts to mitigate these factors by emphasizing its service and relationship style of banking services.

     It is contemplated that the Company may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in such activities. Some of the activities that the Federal Reserve has determined by regulation to be so closely related to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations for project designed primarily to promote community welfare. Any acquisition by the Company will require prior approval of the Federal Reserve Board and, in some instances, other regulatory agencies. Currently there are no negotiations for the acquisition of any entities and there can be no assurance that any entity will be acquired by the Company in the future.

         The Company competes with those banks and other financial institutions that compete with the Bank. In addition, in attempting to acquire other permissible entities, and engaging in activities closely related to banking, the Company will be competing with other bank holding companies, many of which have far greater assets and financial resources than the Company and whose common stock may be more widely traded than that of the Company.

Supervision and Regulation

     As mentioned previously, the Bank is regulated primarily by the TDFI and FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investment securities that may be purchased. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are also affected significantly by the actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve as a differentiating factor. The FOMC's actions on interest rates significantly impacts the net interest margin and interest rate risk management activities of the Bank.

     The Company is regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:
     -    acquiring more than 5% of the voting shares of any bank, or
     -    acquiring all or substantially all of the assets of a bank, and
     -    before merging or consolidating with another bank holding company.

     The Federal Reserve Board has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support for a subsidiary bank, such as the Bank, at a time when, in the absence of such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

     A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

     As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, before the Tennessee legislature and the other various bank regulatory agencies. The likelihood of these changes occurring and the effect they may have on the Bank's and the Company's operations are difficult to predict.

Financial Modernization Legislation

     The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

     The G-L-B Act contains significant revisions to the FHLB System. In addition to other provisions, the G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The Company has not experienced a material impact on its operation by this legislation.

General

     The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2002, the Bank is not the subject of any such action by the FDIC or the TDFI.

     The deposits of the Bank are insured by the FDIC in the manner and extent provided by law. For this protection, the Bank pays a semi-annual statutory assessment. The Bank is subject to certain regulations of the Federal Reserve Board.

     Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital.

Payment of Dividends

     The payment of dividends by the Company depends to a great extent on the ability of the Bank to pay dividends to the Company. The Bank is subject to the provisions of the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. Capital surplus, however, must equal or exceed 50% of capital stock, and in the event capital surplus falls below 50% of capital stock, no dividends may be paid until net profits have been transferred to capital surplus so that it equals 50% of capital stock. Thereafter, 10% of net profits must be transferred to capital surplus prior to the payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC, which impact the Bank's ability to pay dividends to the Company. If the Bank fails to meet these standards, it may not be able to pay dividends to the Company or to accept additional deposits because of regulatory requirements.

     If, in the opinion of the applicable bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be such an unsafe and unsound practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

     The payment of dividends by the Company may also be affected or limited by other factors, such as the requirement of the Bank to maintain adequate capital above regulatory guidelines.


ITEM 2.       DESCRIPTION OF PROPERTY

     The Bank operates three facilities for its banking operations. The Bank's two Oak Ridge branch facilities are owned by the Bank and the Knoxville branch is leased from a third party. The Bank's Main Office is located at 401 South Illinois Avenue in Oak Ridge and is owned by the Bank. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive thru services. The Main Office also houses the Bank's operations and bookkeeping departments, credit administration and most other administrative functions. The Bank's Jackson Square branch is located at 900 Oak Ridge Turnpike in Oak Ridge and is also owned by the Bank. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository and drive thru services. The Bank's Pointe West branch is located at 118 Mabry Hood Road, Suite 300 in Knoxville, TN. The Pointe West branch offers ATM and teller services. All of the Bank's branch facilities are staffed with experienced retail and lending personnel. The Pointe West branch is leased for an annual rent of $27,412. The lease on the Pointe West branch expired in June 2001 at which time the Bank exercised the first of four one year options to extend the lease term for this facility and the Bank executed another one year option in June 2002. In September 2002 the Bank entered into a lease agreement for a branch facility located at 11200 Kingston Pike Knoxville, TN 37922. The lease has a term of 10 years with two 5 year renewal options and a purchase option after the initial ten year term. It is managements' contemplation that this branch will replace the Pointe West branch. The facility is currently occupied by another financial institution and management believes the Bank will begin operation in the facility sometime during the fall of 2003.

ITEM 3.       LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     There is no established market for the common stock of the Company. There is no significant likelihood that any such market will develop in the future. There has been isolated trading of the common stock where shareholders wishing to transfer shares would do so in individually negotiated transactions. The following table shows a range of high and low sales prices, to the best of management's knowledge, for the Company's common stock.

                                                          High             Low
                                                          ----             ---
2001:
         First Quarter...............................  $15.00            $12.00
         Second Quarter..............................   16.00             16.00
         Third Quarter...............................   17.00             16.00
         Fourth Quarter..............................   17.00             17.00
2002:
         First Quarter...............................  $17.00            $17.00
         Second Quarter..............................   17.00             17.00
         Third Quarter...............................   17.00             17.00
         Fourth Quarter..............................   17.00             17.00


     The payment of cash dividends is subject to the discretion of the Company's board of directors. The Company's ability to pay dividends is dependent on cash dividends paid to it by the Bank. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See ITEM 1 "Description of Business - Payment of Dividends". The Company has never paid cash dividends and does not anticipate that it will be paying cash dividends in the foreseeable future. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

     Options convertible into 14,500 shares of common stock were outstanding as of December 31, 2002. As of December 31, 2002, the Company's executive officers and directors beneficially owned 102,826 shares of the Company's common stock, including shares issuable upon the exercise of options. The Company is not presently publicly offering shares of common stock and has not proposed to publicly offer shares of common stock which could have a material effect on the market price of the Company's common stock. As of December 31, 2002, the Company had approximately 767 shareholders of record and 534,130 shares of common stock outstanding.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

Forward Looking Statements

     This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate.

     Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

     o Economic conditions (both generally and more specifically in the markets in which we operate);
     o Competition for our customers from other providers of financial services;
     o Government legislation and regulation (which changes from time to time and over which we have no control);
     o Changes in interest rates; and
     o Material unforeseen changes in liquidity, results of operations, or financial condition of our customers.

These risks are difficult to predict and many of them are beyond our control.

Results of Operations for the Years Ended December 31, 2002 and 2001.

General

     The Company was incorporated on February 15, 2002 under the laws of the state of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The Company's only activity is owning the Bank. The Bank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank. The Bank commenced operations on May 30, 1995.

     The Company achieved net income of $716,641 for 2002 compared to $527,175 for 2001, an increase of 36%. On a per share basis, the Company earned $1.34 per common share in 2002 compared to $0.99 per common share in 2001. The increase in net income for 2002 can primarily be attributed to increases in net interest income and non interest income offsetting increases in loan loss provision and non interest expense. Net interest income increased $920,000 or 32% in 2002 as compared to 2001, primarily as a result of growth in earnings assets, particularly loans and an improvement in the Company's net interest margin. Non interest income increased $266,000 or 48% in 2002 as compared to 2001 due primarily to growth in fees on loans sold and increases in service charges on deposits. Loan loss provision increased $321,000 to $485,000 in 2002 compared to 2001 due primarily to increased levels of classified assets, which typically require a higher reserve allocation than loans which are not classified, increased loan volume and higher net charge off ratios in 2002 as compared to 2001. Non interest expense increased $616,000 or 25% in 2002 as compared to 2001.The increases in non interest expense primarily relate to growth in overhead to support continued sound earnings asset growth.

The table below presents certain key ratios for the Company.

                                   Schedule I
                           Return on Assets and Equity
                                                             2002         2001
                                                        -----------------------
Return on Average Assets                                     0.73%       0.63%
Return on Average Equity                                     9.85%       7.94%
Dividend Payout Ratio                                        0.00%       0.00%
Average Equity to Average Assets                             7.37%       7.92%

Earning Assets, Sources of Funds and Net Interest Income

     Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001.


                                   Schedule II
                    Average Balances, Interest and Rate/Yield
                                                               2002                               2001
                                                -----------------------------------------------------------------------
                                                   Average   Interest    Average      Average   Interest    Average
                                                 Balance(1)     (2)     Yield/Rate Balance (1)     (2)     Yield/Rate
                                                -----------------------------------------------------------------------
Assets
-------
Federal funds sold                                $1,847      $   30           1.62%   $  2,353    $  101     4.29%

Investment securities:

Available for sale:

Taxable                                           10,036         523           5.21%     11,027       738     6.69%

Tax exempt                                         3,377         199           5.89%      2,554       147     5.76%

Held to maturity:

Taxable                                                -                                    265        15     5.66%

FHLB Stock                                           425          20           4.71%        323        20     6.19%

Gross loans, including fees                       75,970       5,624           7.40%     61,569     5,183     8.42%
                                                -----------------------------------------------------------------
Total interest earning assets                   $ 91,655      $6,396           6.98%  $  78,091   $ 6,204     7.94%
                                                             ======================              =================
Cash and due from banks                            1,576                                  1,387

All other assets                                   6,397                                  5,205

Less:

Reserve for loan losses                              859                                    728

Unearned fees and interest                            98                                     67
                                              -------------                       -------------
Total Assets                                  $   98,671                              $  83,888
                                              =============                       =============

Liabilities and Shareholders' Equity
------------------------------------
Interest bearing deposits:

Time deposits                                 $   45,321      $1,812           4.00%   $  42,715   $  2,454   5.75%

Other deposits                                    31,889         467           1.46%      23,360        593   2.54%

FHLB Advances and repurchase agreements            6,412         293           4.57%       5,023        271   5.40%

Total Interest-bearing liabilities            $   83,622      $2,572           3.08%   $  71,098   $  3,318   4.67%
                                                ===================================================================
Non-interest-bearing deposits                      7,027                                   5,501
                                                                       ------------                       ---------
Cost of Funds                                                                 2.84%                           4.33%
                                                                       ============                       =========
All other liabilities
                                                    747                                      646
Shareholders' equity
                                                  7,110                                    6,504
Unrealized gain (loss) on available for sale
securities                                          165                                      139
                                               -------------                       -------------
Total Liabilities and Shareholders' Equity       $98,671                           $      83,888
                                               =============                       =============

                                                                       ------------                     -----------
Net interest spread                                                           4.14%                           3.61%
                                                                       ============                     ===========

                                                                       ------------                     -----------
Net interest margin                                                           4.17%                           3.70%
                                                                       ============                     ===========

(1) Average Balances were computed averaging daily balances for the time specified.
(2) Interest is computed based on a tax equivalent basis for tax exempt securities

     As seen from Schedule II, average interest earning assets grew $13.6 million or 17% during 2002 as compared to 2001. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew $14.4 million or 23% in 2002 as compared to 2001. Average investment securities (which includes average available for sale taxable and tax-exempt securities, held to maturity taxable securities and Federal Home Loan Bank Stock) and average federal funds sold declined, approximately $331,000 and $506,000 respectively, in 2002 as compared to 2001 as loan growth used up a significant portion of the Company's sources of funds during 2002.

     Average interest bearing liabilities grew $12.5 million or 18% in 2002 as compared to 2001. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank ("FHLB") and other borrowings. During 2002, average total deposit grew $14.1 million, or 18% as compared to 2001. The majority of the average deposit growth during 2002 came from other deposits, which include money market, NOW and savings accounts. Management attributes this increase to additional marketing and management focus on attracting more deposit relationships of this type in an effort to lower the Company's net interest margin.

     The yield on average interest earning assets decreased 96 basis points during 2002 to 6.98%. The primary reason for this decline is a decline in the general interest rate environment, which began in 2001. During 2001, the Federal Reserve lowered key interest rates 475 basis points in a series of rate cuts and lowered rates again 50 basis points during November of 2002. While some of the Company's interest earning assets reprice immediately, others reprice at contractual maturities or other agreed upon repricing dates. Additionally, when earning assets grow during periods of falling interest rates, yields will typically decline as well as new earning assets are added at yields lower than those presently in the earning asset portfolio.

     The yield on loans for 2002 was 7.40%, a decline of 102 basis points as compared to 2001. The decline in loan yields during 2002 can be primarily attributed to the decline in interest rates discussed previously. Roughly 40% of the Company's loan portfolio is priced at variable rates, therefore, as rates declined during 2001 the yields on these loans declined. Additionally, new loans made during 2002 generally carried lower yields than those made in 2001, further lowering loan yields. Yields on investment securities declined 99 basis points during 2002 as compared to 2001 again due to the decline in the general interest rate environment. The decline in yields was particularly prevalent in mortgage backed securities and U.S. Government Agency securities. The decline in mortgage backed securities was primarily due to accelerated premium amortization brought on by higher mortgage prepayments during 2002 as compared to 2001. The decline in the yield on U.S. Government Agency securities is due primarily to higher yielding bonds either being called or maturing and bonds purchased carrying lower yields. The yield on federal funds sold declined 267 basis points in 2002 compared to 2001 due to the decline in general interest rates.

     The Company's cost of funds declined 149 basis points during 2002 to 2.84%. This decline can be attributed to the decline in general interest rates during 2001 and 2002. Rates on time deposits declined 175 basis points to 4.00% in 2002 as compared to 2001. Other interest bearing deposits saw rates decline 108 basis points during 2002 to 1.46%. Declines for both of these categories of deposits during 2002 can be attributed to the decline in general interest rates. Rates on time deposits declined as higher yielding time deposits matured and were replaced with time deposits carrying lower rates. Other interest bearing deposits do not have contractual maturities therefore those rates can be changed at management's discretion but are subject to competitive pressures and the Company's need for liquidity. Rates on FHLB Advances and repurchase agreements declined 83 basis points during 2002 to 4.57% due to declines in the general interest rate environment and the Company's use of a higher proportion of short term borrowings during 2002. The Company has a Cash Management Line of Credit with the FHLB which is priced at an overnight interest rate. This line of credit was utilized more during 2002 than in 2001.

     The Company's net interest margin improved 47 basis points during 2002 as compared to 2001. During 2002, the Company's cost of funds declined to a greater degree than the Company's yield on earning assets. The improvement is the result of a variety of factors, including more focus by management, more success in attracting demand deposits (which typically carry lower rates), improved loan fee income and better loan pricing and the lower interest rate environment.

                                  Schedule III
                       Rate Volume Analysis (in thousands)
                                      ------------------------------------------
                                                       2002 vs. 2001
                                      ------------------------------------------
                                         Increase (decrease) due to change in:
                                      ------------------------------------------
                                       Average Balance Rate/Yield        Total
                                      ------------------------------------------
Interest Income
Federal funds sold                            (18)           (53)         (71)

Securities available for sale                  (4)          (159)        (163)

Securities held to maturity                    (7)            (8)         (15)

FHLB stock                                      6             (6)           -

Loans, including fees                       1,116           (675)         441

                                      ------------------------------------------
Total interest income                       1,093           (901)         192
                                      ------------------------------------------

Interest Expense

Interest bearing deposits                     454         (1,222)        (768)

FHLB advances and Repurchase
 Agreements                                     67            (45)          22
                                      ------------------------------------------
Total interest expense                        521         (1,267)        (746)
                                      ------------------------------------------

Net change in net interest income             571            366          938
                                      ==========================================


Non Interest Income

     Non interest income increased approximately $266,000, or 48% in 2002 as compared to 2001 due primarily to increases in fees on loans sold and service charges on demand deposits. The Company offers traditional residential mortgage financing through the secondary market. Under this program, the Company originates residential mortgage loans, which are in turn funded and serviced by secondary market lenders and the Company receives fees for its loan origination. Fees on loans sold increased approximately $208,000 during 2002 as compared to 2001. The increase was the result of an increase in the volume of loans sold and hence the fees on loans sold can be primarily attributed to lower interest rates during 2002. Service charges on demand deposits increased approximately $55,000 during 2002 as compared to 2001 due primarily to an increase in the volume of deposit accounts at the Company. Other income increased approximately $13,000 during 2002 as compared to 2001 due to increases in gains on the sale of other assets, which consisted primarily of repossessed automobiles.

     Non interest income increased $277,000 during 2001 as compared to 2000 due to increases in fees on loans sold. The increase in fees on loans sold during 2001 again can be attributed to a higher volume of loans sold due to lower interest rates. Fees on loans sold increased approximately $202,000 during 2001 as compared to 2000.

Non Interest Expense

     Non interest expense increased approximately $616,000 or 25% during 2002 as compared to 2001. The increase in non interest expense is the result of the growth in assets of the Company which necessitates growth in non interest expense to support safe and sound asset growth. The primary categories of increase during 2002 were salaries and employee benefits (increase of approximately $323,000 or 27% during 2002 as compared to 2001) and other expense (an increase of approximately $208,000 or 61% during 2002 as compared to

2001). The increase in salaries and employee benefits is primarily due to additional personnel to support asset growth and increases in commissions to employees for loans sold. Other expense increased approximately $208,000 during 2002 to $547,032. The increase in other expense is due primarily to the growth the Company experienced during 2002. One of the largest increases in other expense was loan expense which increased approximately $117,000 to $200,597 during 2002. The increase in loan expense is due primarily to an increase in loan volume during 2002.

     Non interest expense increased approximately $412,000 in 2001 as compared to 2000. This increase was primarily attributable to the general growth in asset of the Company, which resulted in increases in categories such as salaries and employee benefits (an increase of approximately $160,000 as compared to 2000) and other expenses (an increase of approximately $95,000 as compared to 2000).

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

     The Company recognized income tax expense of approximately $329,000 for 2002 compared to approximately $270,000 in 2001. The Company recognized approximately $150,000 in income tax expense during 2000.

Loan Losses and Credit Risk

     The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. Loan losses are charged directly to the allowance when incurred and recoveries are credited to the allowance when realized. The amount of provision is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions, and such other factors as in management's best judgment deserve current recognition in estimating loan losses. The balance of the allowance for loan losses was $1,047,297 or 1.27% of gross loans outstanding at December 31, 2002. During 2002, the loan loss provision totaled $485,000, an increase of approximately $321,000 as compared to 2001. The increase in loan loss provision during 2002 as compared to 2001 is due primarily to increased levels of classified assets, which typically require a higher reserve allocation than loans which are not classified, increased loan volume and higher net charge off ratios in 2002 as compared to 2001. As of December 31, 2002, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review
process,   the  inherent  risk  in  the  lending  process  results  in  periodic charge-offs.

     Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank's loan policy and consistent with industry standards and regulatory guidance. The rates defined by the Company's loan policy are determined based on a variety of factors including the Company's historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower's ability to repay the loan and the availability of the collateral. As of December 31, 2002 approximately $2.5 million of the Company's loan portfolio was considered specifically classified with approximately 32% of the allowance for loan losses related to these loans. The remaining 68% of the allowance for loan losses was assigned to the general population of loans.

     Included in management's formal analysis of the allowance for loan losses are loan considered impaired as provided in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. Loans in the Company's lowest three adversely classified categories are considered for impairment. Due to the relatively small size of the Company's loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $164,000 and $45,000 as of December 31, 2002 and 2001, respectively. Schedules IV and V present a summary of the Company's loan loss experience and reserve analysis during 2002 and 2001.

                                      Schedule IV
                      Analysis of Loan Loss Reserve (in thousands)
                                                   The year ended December 31,
                                            ------------------------------------
                                                    2002             2001
                                            ------------------------------------
Balance at Beginning of Period                  $    811         $   694
Charge-offs:
Commercial, financial and agricultural               104              12
Real Estate - construction                                             -
Real estate - mortgage                                21              39
Installment - consumer                               151               -
Other                                                  -               -
                                            ------------------------------------
Total charge-offs                                    276              51
                                            ------------------------------------

Recoveries:
Commercial, financial and agricultural                                -
Real Estate - construction                                            -
Real estate - mortgage                                                -
Installment - consumer                              27                5
Other                                                -                -
                                            ------------------------------------
Total recoveries                                    26                5
                                            ------------------------------------
Net charge-offs                                    249               46
Provision for loan losses                          485              163
                                            ------------------------------------

Balance at the End of Period                  $  1,047          $   811
                                            ====================================

                                            ------------------------------------
Ratio of net charge-offs to average loans
outstanding                                        0.33%            0.07%
                                            ====================================

                                   Schedule V
                 Allocation of Loan Loss Reserve (In thousands)

                                                        For the year ended December 31,
                                          ----------------------------------------------------------
                                                      2002                        2001
                                          ----------------------------------------------------------
                                            $ Allocation  % Allocation   $ Allocation  % Allocation
                                          ----------------------------------------------------------

Commercial, financial and agricultural            400             38%          332             41%
Real Estate-construction                          148             14%           38              5%
Real Esate-mortgage                               284             27%          234             29%
Installment-consumer                              215             21%          207             26%
Other                                               -              0%            -              0%
                                          ------------------          -------------------
Total                                       $   1,047                    $     811
                                          ==================          ===================


Summary of Loans and Non-Performing Assets

     Non-performing assets consist of (a) loans no longer accruing interest due to doubts about future collectibility, (b) loans more than 90 days past due for the last principal or interest payment, (c) loans restructured due to the borrower's inability meet the contractual loan terms and (d) other real estate owned by the Company, taken originally as loan collateral. Schedule VI presents the amounts of non-performing assets at December 31, 2002 and 2001.

                                   Schedule VI
                      Non Performing Assets (in thousands)
                                  December 31,
                                                 2002           2001
                                           --------------------------------
Non accrual loans (1) (3)                   $      318     $      145

Loans past due greater than 90 days and
still accruing interest (2) (3)                     28            346
Restructured loans (3)                             169              -
Other real estate owned

                                           --------------------------------
Total Non Performing Assets                 $      515     $      491
                                           ================================

(1) Included in non accrual loans are approximately $132,000 and $36,000 of loans considered impaired as of December 31, 2002 and 2001, respectively.
(2) Included in loans past due 90 days or more and still accruing interest are approximately $28,000 and $23,000 considered impaired as of December 31, 2002 and 2001, respectively. At December 31, 2002 approximately $169,000 of loans considered restructured were also considered impaired.
(3) Footnotes (1) and (2) disclose the amount of impaired loans in the categories presented in Schedule VI. At December 31, 2002 and 2001 respectively, there were $471,000 and $141,000 in loans considered impaired which were not in non-accrual status or were not past due 90 days or more and still accruing interest or were not considered restructured. These loans were considered impaired due to factors known to management which raised concerns about the Company's ability to collect amounts due under the applicable loan agreement. Factors such as a known deterioration in the borrower's financial condition or collateral position would be considered in the decision to evaluate and recognize loans as being impaired.

     Loans are determined to be non-accruing when it has been determined that the ability of the Company to collect the unpaid balance of such loans is highly unlikely due to the financial position of the borrower and general economic conditions. The determination of such classification is made by management on an case by case basis for problem loans. Generally, a review of each loan 90 days or more past due is made monthly and such loans where collection is determined to be doubtful are place on non-accrual status. During 2002, the Company would have earned approximately $27,000 on loans in non-accrual status had these loans been current in accordance with their terms. The Company earned approximately $19,000 on loans that were in non-accrual status during 2002.

     Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, consideration as to whether to place the loan on non-accrual status is made. However, until such classification is made, interest will continue to accrue.

     Non-accrual loans increased to approximately $318,000 as of December 31, 2002 compared to $145,000 as of December 31, 2001. The increase in non-accrual loans is due primarily to the addition of loan relationships to this status during 2002. Of the loans in non-accrual status as of December 31, 2001, approximately $118,000 were charged off during 2002, $10,000 were taken off non-accrual status due to an improvement in performance and $17,000 remained in non-accrual status as of December 31, 2002, although these loans had paid down balances approximately $10,000 during 2002. Therefore, the loans in non-accrual status as of December 31, 2002 include approximately $7,000 in loans which were non-accrual as of December 31, 2001 and approximately $311,000 in loans added to non-accrual status during 2002. Management attributes this increase in non-accrual loans primarily to a weaker economy during 2002. Loans past due over ninety days and still accruing interest declined to $28,000 as of December 31, 2002 from $346,000 as of December 31, 2001. The decline in loans past due over ninety days and still accruing interest relates primarily to a more effective job by management in placing loans on non-accrual after they reach ninety days past due.

     Net charge-offs increased to $249,000 during 2002 as compared to $46,000 in 2001. The ratio of net charge-offs to average loans was 0.33% for 2002 and 0.07% for 2001. Management attributes this increase in net charge-offs to a slight weakening of local economy in which the Company operates.

     Loans increased $14.1 million to $81.2 million as of December 31, 2002 as compared to December 31, 2001. Management attributes this growth to lower interest rates, growth in the Knoxville market and the strong effort of the Company's lending personnel. The primary categories of growth were real estate loans. During 2002, management reclassified certain loans to different categories based on FDIC financial reporting guidelines, with classifications based more on collateral type than loan purpose. This resulted in a decline in commercial and industrial loans and consumer loans and an increase in loans secured by real estate.

                                  Schedule VII
                          Loans by Type (in thousands)
                                                         December 31,
                                                     2002              2001
                                              ----------------------------------
Loans secured by real estate:
Commercial properties                          $         15,014   $      5,605
Construction and land development                        12,983          5,351
Residential and other properties                         37,694         27,562
                                              ----------------------------------
Total loans secured by real estate                       65,691         38,518

Commercial and industrial loans                           8,433         14,086
Consumer loans and other                                  8,214         15,412
                                              ----------------------------------
                                                         82,338         68,016
Less: Allowance for loan losses                          (1,047)          (811)
      Unearned loan fees                                    (85)           (90)
                                              ----------------------------------
                                               $         81,206    $    67,115
                                              ==================================

Investment Securities

     Investment securities were $13.8 million as of December 31, 2002 compared to $14.1 million as of December 31, 2001. At December 31, 2002 and 2001, all of the Bank's investment securities were classified available for sale. During 2002, $5.7 million in available for sale securities were purchased as compared to $6.6 million in purchases of available for sale securities in 2001. Maturities, calls and principal payments received from mortgage-backed securities totaled $3.9 million in 2002 and $4.6 million in 2001. Proceeds from the sale of available for sale securities totaled $2.2 million, with gross gains on these sales of $8,856 and gross losses of $5,156. Proceeds from the sale of available for sale securities in 2001 totaled $1.1 million, with gross gains on the sales of $12,827 and gross losses of $0. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The gross unrealized gain on available for sale securities was $366,227 at December 31, 2002 compared to $175,514 at December 31, 2001. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

     The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the FHLB, the Federal Farm Credit Bank
(FFCB), the Government National Mortgage Association (GNMA), Small Business Administration (SBA) and the Federal National Mortgage Association (FNMA) and bank-qualified, investment grade state, county and municipal bonds. The Bank's investment policy prohibits the Bank from investing in state, county and municipal bonds rated Baa or lower by Moody's or BBB by S&P. Mortgage-backed issues comprised 38% of the portfolio at December 31, 2002 and 42% at December 31, 2001. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2002:




                                  Schedule VIII
                  Maturities of Securities at December 31, 2002

                                               Due in One Year or   Due After One Year  Due After Five Years
($ in Thousands)                                      Less          Through Five Years    Through Ten Years
Securities available for sale:                   Amount     Yield     Amount     Yield     Amount     Yield
                                              ----------------------------------------------------------------

U.S. Treasury Securities and Obligations of U.S.
Government Corproations and Agencies           $   399      6.21%   $   1,067    4.87%   $   1,154    4.97%
Mortgage-Backed and Related Securities               -                    365    6.15%         766    4.94%
Obligations of State and Political Subdivisions     90      8.33%         333    6.81%       1,038    6.75%
Corporate Debt Securities                          304      7.34%         273    7.37%           -

                                              ----------------------------------------------------------------
Total Debt Securities                          $   793              $   2,038    7.03%   $   2,958    6.04%
                                              ================================================================



($ in Thousands)                               Due After Ten Years         Total
Securities available for sale:                   Amount     Yield     Amount     Yield
                                              -------------------------------------------

U.S. Treasury Securities and Obligations of U.S.
Government Corporations and Agencies          $  947        4.68%     $ 3,567    5.00%
Mortgage-Backed and Related Securities         4,151        4.78%       5,282    4.90%
Obligations of State and Political             2,438        6.36%       3,899    6.55%
Corporate Debt Securities                          -                      577    7.35%

                                              -------------------------------------------
Total Debt Securities                         $7,536        6.15%     $13,325    5.51%
                                              ===========================================

     Asset Liability Management and Interest Rate Risk Management

     Asset liability management is the process of planning, implementing and controlling the mix and maturity features of the Bank's interest bearing assets and liabilities to maximize net interest margin and minimize the risk of negative effects on net interest margin by changes in market interest rates. One tool utilized in the Bank's asset liability management process is the Interest Rate Sensitivity Analysis presented in Schedule IX. The Interest Rate Sensitivity Analysis evaluates gaps between repricing frequencies of the Bank's interest earning assets and interest bearing liabilities. As seen from this analysis, the Bank is in a negative gap position in both repricing categories through one to five years. Management continually monitors its asset liability position, and corrective measures, where possible, are taken.

                                   Schedule IX
                Interest Rate Sensitivity Analysis (in thousands)
                             As of December 31, 2002


                                     Within 3 months   3 months to 1 year   1 to 5 years   After 5 years      Total
                                     -------------------------------------------------------------------------------

Earning Assets:
Loans                              $  34,605              $ 6,946           $ 39,403         $ 1,385      $  82,339
Investment Securities                  3,060                  703              2,631           7,459         13,853
Federal funds sold                       128                                                                    128
                                     -------------------------------------------------------------------------------
Total earning assets                  37,793                7,649             42,034           8,844         96,320
                                     -------------------------------------------------------------------------------
Interest Bearing Liabilities:
Interest bearing deposits             44,956               26,006             12,195               -         83,157
FHLB advances                          1,770                2,000              3,500               -          7,270
                                     -------------------------------------------------------------------------------
Total interest bearing liabilities    46,726               28,006             15,695               -         90,427
                                     -------------------------------------------------------------------------------

                                     -------------------------------------------------------------------------------

Repricing Gap                         (8,933)            (20,357)             26,339           8,844          8,844
Repricing Gap as a percentage of
earning assets                         -9.3%               -21.1%               27.3%            9.2%
Cumulative repricing gap              (8,933)            (29,290)             (2,951)          5,893          5,893
Cumulative repricing gap as a
percentage of earning assets           -9.3%               -30.4%               -3.1%            6.1%



Management has made the following assumptions in this interest rate sensitivity analysis:

1. Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.
2.   Non-accrual loans are included in the loan category
3. Investment securities are scheduled for repricing based on their earliest repricing date, however, callable agency securities are only considered repriced at the call date if the security is at a market value above par value.

Liquidity and Capital Resources

     The  Company's   primary   sources  of  liquidity  are  deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and FHLB advances.

     At December 31, 2002, the Company held $13.8 million in available-for-sale securities. Deposits increased $15.6 million during 2002. The Company has $3.0 million in available federal funds lines and approximately $3.3 million in potentially available borrowings from the FHLB.

     The Bank utilizes various types of other borrowings to help fund balance sheet growth and mitigate its interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2002 the Bank had $7.3 million in outstanding advances with the FHLB. The Bank had $500,000 in fixed rate advances which offer fixed interest rates on balances that are due at maturity. The Bank had $6.0 million in Convertible Fixed Rate Advances ("CFR") outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB's option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances. The Bank also maintains a Cash Management Advance ("CMA") with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $6.0 million and expires annually. As of December 31, 2002 the Bank had $770,700 outstanding under its CMA line of credit.

     The Bank can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2002, the Bank had $282,000 in repurchase agreements outstanding.

     At December 31, 2002, the Bank had capital of $8.5 million in total capital, or 10.3% of total risk based assets as compared to $7.6 million, or 11.1% at December 31, 2001. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

                                   Schedule X
                   Regulatory Capital Ratios ($ in thousands)

                                                                                            To be Well
                                                                    To comply with      Capitalized under
                                                                    minimum capital     Prompt Corrective
                                                    Actual           requirements       Action provisions
                                             ----------------------------------------------------------------
                                                Amount     Ratio    Amount     Ratio     Amount      Ratio
                                             ----------------------------------------------------------------
As of December 31, 2002
----------------------------------------

Total Capital (to risk-weighted assets)      $ 8,465       10.3%     6,560     >8.0%      8,201      >10.0%

Tier 1 Capital (to risk-weighted assets)       7,440        9.1%     3,280     >4.0%      4,920       >6.0%

Tier 1 Capital (to average assets)             7,440        7.1%     5,224     >5.0%      5,224       >5.0%

As of December 31, 2000
----------------------------------------
Total Capital (to risk-weighted assets)      $ 7,586        11.1%    5,462     >8.0%      6,827      >10.0%

Tier 1 Capital (to risk-weighted assets)       6,775         9.9%    2,731     >4.0%      4,096       >6.0%

Tier 1 Capital (to average assets)             6,775         7.6%    4,435     >5.0%      4,435       >5.0%



Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company does not have any legal obligations as described above, this statement is not expected to have any impact on the Company's consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, Accounting for Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement intends to improve the comparability of financial reporting by requiring institutions to follow FASB Statement No. 141, Business Combinations. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not expect this statement to have a significant impact on the Company's consolidated financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company and the Bank apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. The Company's consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 will include the additional disclosures required by SFAS No. 148, but management does not anticipate this statement having a significant impact on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

Independent Auditor's Report...............................................22

Consolidated Balance Sheets as of December 31, 2002 and 2001...............23

Consoldiated Statements of Income for the Years ended
  December 31, 2002, 2001 and 2000.........................................24

Consolidated Statements of Comprehensive Income for the
  Years ended December 31, 2002, 2001 and 2000.............................25

Consoldiated Statements of Changes in Shareholders' Equity
  for the Three Years ended December 31, 2002..............................26

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2002, 2001 and 2000.........................................27-28

Notes to Financial Statements..............................................29-42

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Tennessee Valley Financial Holdings, Inc.
Oak Ridge, Tennessee


We have audited the accompanying consolidated balance sheets of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/  Pugh & Company, P.C.

                                                   Certified Public Accountants
                                                   Knoxville, Tennessee
                                                   January 31, 2003

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS




                                         As of December 31,        2002                    2001
                                                             ---------------         --------------


                                          ASSETS
Cash and Due From Banks                                      $     2,018,197         $    2,084,774
Federal Funds Sold                                                   127,514                      0
                                                             ---------------         --------------
   Total Cash and Cash Equivalents                                 2,145,711              2,084,774
Investment Securities Available for Sale, at Fair Value           13,853,233             14,117,881
Loans Held for Sale, at Fair Value                                 5,942,350              2,613,750
Loans, Net                                                        81,205,940             67,114,997
Premises and Equipment, Net                                        3,368,925              3,461,813
Accrued Interest Receivable                                          568,350                544,170
Deferred Income Tax Benefit                                          167,014                168,611
Prepaid Expenses and Other                                           106,005                 55,803
                                                             ---------------         --------------
TOTAL ASSETS                                                 $   107,357,528         $   90,161,799
                                                             ===============         ==============


                                  LIABILITIES AND EQUITY
LIABILITIES
 Deposits:                                                   $    45,756,562         $   33,061,571
  Term                                                            45,704,783             42,769,739
                                                             ---------------         --------------
  Total Deposits                                                  91,461,345             75,831,310
                                                             ---------------         --------------

 Securities Sold Under Agreements to Repurchase                      282,398                      0
 Advances From Federal Home Loan Bank                              7,270,700              6,755,000
 Accrued Interest Payable                                            346,995                407,058
 Accrued Income Taxes                                                 58,821                 79,585
 Other                                                               210,535                203,343
                                                             ---------------         --------------
  Total Liabilities                                               99,630,794             83,276,296
                                                             ---------------         --------------


SHAREHOLDERS' EQUITY
 Common Stock, Par Value $1, Authorized 2,000,000                    534,130                534,030
  Shares; Issued and Outstanding 534,130 Shares in 2002            6,487,427              5,242,917
  534,030 in 2001)
 Capital in Excess of Par Value                                      471,975                998,344
 Retained Earnings                                                 7,493,532              6,775,291
 Accumulated Other Comprehensive Income                              233,202                110,212
                                                             ---------------         --------------

Shareholders' Equity                                               7,726,734              6,885,503
                                                             ---------------         --------------

TOTAL LIABILITIES AND EQUITY                                 $   107,357,528         $   90,161,799
                                                             ===============         ==============


     The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                    For the Years Ended December 31,           2002                   2001                 2000
                                                                         ------------------     -----------------     --------------

 Loans (Including Fees)                                                  $       5,623,920      $      5,183,424      $    4,640,720
 Investment Securities                                                             699,255               893,544             787,795
 Federal Funds Sold                                                                 29,398               100,675             144,608
                                                                         ------------------     -----------------     --------------
Total Interest Income                                                            6,352,573             6,177,643           5,573,123
                                                                         ------------------     -----------------     --------------
INTEREST EXPENSE
 Deposits                                                                        2,279,857             3,046,350           2,994,309
 Securities Sold Under Agreements to Repurchase                                      1,958                31,828                   0
 Advances From Federal Home Loan Bank                                              291,015               239,599             131,447
                                                                         ------------------     -----------------     --------------

  Total Interest Expense                                                         2,572,830             3,317,777           3,125,756
                                                                         ------------------     -----------------     --------------

NET INTEREST INCOME                                                              3,779,743             2,859,866           2,447,367

PROVISION FOR LOAN LOSSES                                                          485,000               163,500             143,000
                                                                         ------------------     -----------------     --------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                3,294,743             2,696,366           2,304,367
                                                                         ------------------     -----------------     --------------

NONINTEREST INCOME
 Service Charges on Demand Deposits                                                307,648               253,070             220,970
 Fees on Loans Sold                                                                451,996               243,775              41,748
 Net Gain (Loss) on Sales of Investment Securities
 Available For Sale                                                                  3,700                12,827             (7,051)
 Other                                                                              60,905                48,279              24,802
                                                                         ------------------     -----------------     --------------

  Total Noninterest Income                                                         824,249               557,951             280,469
                                                                         ------------------     -----------------     --------------

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                                  1,509,933             1,186,585           1,026,885
 Occupancy Costs                                                                   309,884               296,357             240,556
 Furniture and Equipment Depreciation and Maintenance                              144,519               126,956              97,670
 Data Processing Fees                                                              234,154               204,002             163,514
 Office Supplies and Postage                                                       160,225               137,740             112,414
 Advertising and Promotion                                                         100,567               102,491              98,646
 Legal and Professional                                                             66,697                64,083              60,866
 Other                                                                             547,032               339,161             244,560
                                                                         ------------------     -----------------     --------------

  Total Noninterest Expense                                                      3,073,011             2,457,375           2,045,111
                                                                         ------------------     -----------------     --------------

INCOME BEFORE INCOME TAXES                                                       1,045,981               796,942             539,725

INCOME TAXES                                                                       329,340               269,767             150,472
                                                                         ------------------     -----------------     --------------

NET INCOME                                                               $         716,641      $        527,175      $      389,253
                                                                         ==================     =================     ==============

EARNINGS PER SHARE:
Basic                                                                    $            1.34      $           0.99      $         0.73
                                                                         ==================     =================     ==============

Assuming Dilution                                                        $            1.34      $           0.99      $         0.73
                                                                         ==================     =================     ==============


     The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                       For the Years Ended December 31,              2002                  2001                 2000
                                                                             ----------------     -----------------    -------------

NET INCOME                                                                   $      716,641       $       527,175   $       389,253
                                                                             ----------------     -----------------    -------------


OTHER COMPREHENSIVE INCOME, NET OF TAX:
 Unrealized Gain (Losses) on Investment Securities Available for Sale               194,413               152,238           262,152

 Reclassification Adjustment for Net (Gains) Losses Included
  in Net Income                                                                      (3,700)              (12,827)            7,050

 Income Taxes Associated With Unrealized Gains/Loss on
  Investment Securities Available for Sale                                          (67,723)              (51,582)         (102,298)

 Other Comprehensive Income, Net of Tax                                             122,990                87,829           166,904
                                                                             ----------------     -----------------   --------------

COMPREHENSIVE INCOME                                                         $      839,631       $       615,004   $       556,157
                                                                             ================     =================  ===============















     The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2002







                                                                                                      Accumulated
                                                                Capital in                               Other           Total
                                                 Common          Excess of          Retained         Comprehensive    Shareholders'
                                                 Stock           Par Value          Earnings         Income (Loss)       Equity
                                              -------------    --------------     -------------    ------------------  ------------

BALANCES, JANUARY 1, 2000                     $    529,363     $   5,177,579      $    81,916      $       (144,521)     $5,644,337

Net Income                                               0                 0          389,253                     0         389,253

Common Stock Options Exercised
 (2,500 Shares at $15 Per Share)                     2,500            35,000                0                     0          37,500

Common Stock Options Converted
 to Common Stock (6,500 in Options
 for 2,167 Shares)                                   2,167            30,338                0                     0          32,505

Other Comprehensive Income                               0                 0                0               166,904         166,904
                                              -------------    --------------     -------------    ------------------  ------------

BALANCES, DECEMBER 31, 2000                        534,030         5,242,917          471,169                22,383       6,270,499

Net Income                                               0                 0          527,175                     0         527,175

Other Comprehensive Income                               0                 0                0                87,829          87,829
                                              -------------    --------------     -------------    ------------------ -------------

BALANCES, DECEMBER 31, 2001                        534,030         5,242,917          998,344               110,212       6,885,503

Effect of Share Exchange and
 Conversion of Bank Stock
 to Holding Company Stock                                0         1,243,010       (1,243,010)                    0               0

Common Stock Options Exercised                         100             1,500                0                     0           1,600
 (100 Shares at $16 Per Share)

Net Income                                               0                 0          716,641                     0         716,641

Other Comprehensive Income                               0                 0                0               122,990         122,990
                                              -------------    --------------     -------------    ----------------   -------------

BALANCES, DECEMBER 31, 2002                   $    534,130     $   6,487,427      $   471,975      $        233,202   $   7,726,734
                                              =============    ==============     =============    ================   =============








     The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                     For the Years Ended December 31,          2002               2001               2000
                                                                           ------------     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                $    716,641      $    527,175       $     389,253
                                                                           ------------     -------------       -------------

 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                                    485,000           163,500             143,000
   Depreciation                                                                 158,357           123,181              57,022
   Loss on Sales of Premises and Equipment                                          999             2,514                   0
   Conversion of Stock Options - Charged to Compensation Expense                      0                 0              32,505
   Deferred Income Tax Benefit                                                  (66,126)          (75,744)            (16,160)
   Increase (Decrease) in Unearned Loan Fees                                     (5,034)           44,324              26,436
   Net Amortization of Premiums and Discounts on Investment                      56,696           (24,211)            (10,195)
Securities
   FHLB Stock Dividends                                                         (19,800)          (19,900)            (15,600)
   Net (Gain) Loss on Sales of Investment Securities Available for               (3,700)          (12,827)              7,051
Sale
   Fees on Loans Sold                                                          (430,000)         (230,930)            (13,493)
   Gain on Sales of Foreclosed Real Estate                                         (188)                0                   0
   Increase in Accrued Interest Receivable                                      (24,180)          (37,628)            (97,128)
   (Increase) Decrease in Prepaid Expense and Other                             (50,202)          (20,822)             30,989
   (Increase) Decrease in Prepaid Income Taxes                                        0            69,203             (69,203)
   Increase (Decrease) in Accrued Interest Payable                              (60,063)          (94,127)            178,291
   Increase (Decrease) in Accrued Income Taxes                                  (20,764)           79,585            (203,562)
   Increase (Decrease) in Other Liabilities                                       7,192           110,526             (57,010)
                                                                           ------------       -----------       --------------
    Total Adjustments                                                            28,187            76,644              (7,057)
                                                                           ------------       -----------       --------------
      Net Cash Provided by Operating Activities                                 744,828           603,819             382,196
                                                                           ------------       -----------       --------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Investment Securities Available for Sale:
 Sales                                                                        2,211,658         1,114,035             740,156
 Purchases                                                                   (5,742,169)       (6,611,128)         (4,742,688)
 Maturities                                                                   1,880,000         2,550,000           1,175,000
 Principal Repayments Received                                                2,072,676         2,010,935             753,004
 Maturities of Investment Securities Held to Maturity                                 0         1,000,000                   0
 Net Increase in Loans                                                      (14,577,962)      (12,159,955)         (7,314,427)
 New Loans Originated for Sale                                              (28,401,750)      (18,060,970)         (1,214,657)
 Proceeds From Sales of Loans                                                25,503,150        15,678,150           1,374,900
 Purchases of Premises and Equipment                                            (66,468)         (928,469)         (1,689,448)
 Proceeds From Sales of Foreclosed Real Estate                                    7,241                 0                   0
                                                                           -------------      ------------      --------------
      Net Cash Used in Investing Activities                                 (17,113,624)      (15,407,402)        (10,918,160)
                                                                           -------------      ------------      --------------

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.



                                     For the Years Ended December 31,          2002               2001               2000
                                                                          -------------     -------------     ---------------

CASH FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                                    15,630,035         7,559,003          10,667,152
 Net Increase in Securities Sold Under Agreements to Repurchase                 282,398                 0                   0
 Net Increase in Advances From Federal Home Loan Bank                           515,700         3,255,000           1,500,000
 Proceeds From Issuance of Common Stock                                           1,600                 0              37,500
                                                                           ------------     -------------     ---------------

      Net Cash Provided by Financing Activities                              16,429,733        10,814,003          12,204,652
                                                                           ------------     -------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             60,937        (3,989,580)          1,668,688

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,084,774         6,074,354           4,405,666
                                                                           ------------     -------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  2,145,711     $   2,084,774     $     6,074,354
                                                                           ============     =============     ===============

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                                 $  2,632,893     $   3,411,904     $     2,947,465
  Income Taxes                                                             $    415,495     $     197,174     $       417,218

Supplementary Disclosures of Noncash Investing and
 Financing Activities:
  Acquisition of Foreclosed Real Estate                                    $     48,312     $           0     $             0
  Sales of Foreclosed Real Estate by Origination of Mortgage Loans         $     41,259     $           0     $             0
  Change in Unrealized Gain/Loss on Investment Securities
   Available for Sale                                                      $    190,713     $     139,411     $       269,202
  Change in Deferred Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale                    $     67,723     $      51,582     $       102,298
  Change in Net Unrealized Gain/Loss on Investment Securities
   Available for Sale                                                      $    122,990     $      87,829     $       166,904
  Conversion of 6,500 Stock Options to 2,167 Shares of Stock               $          0     $           0     $        32,505











     The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001, and 2000

NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc., (the "Company") a bank holding company, and its wholly owned subsidiary, TNBank (the "Bank"). All intercompany balances and transactions have been eliminated.

TNBank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995. TNBank provides a variety of banking services to individuals and businesses through its two offices in Oak Ridge and one office in Knoxville, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and consumer installment loans.

On May 9, 2002, TNBank's shareholders approved a share exchange agreement with Tennessee Valley Financial Holdings, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of May 9, 2002, totalling $1,243,010, was transferred to capital in excess of par value on a consolidated basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2000 and 2001 consolidated financial statements have been reclassified to conform with the 2002 consolidated financial statements.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans (see below).

Consolidated Statement of Comprehensive Income - In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues and gains and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments, and unrealized gains and losses on investment securities available for sale.

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $70,000 as of December 31, 2002 ($152,000 in 2001).

Federal Funds Sold - Federal funds sold consists of an unsecured loan to one correspondent commercial bank located in the Southeastern United States. The loan was repaid on the next business day.

Investment Securities - In accordance with SFAS No. 115, the Bank has segregated its investment securities into the following category:

          Available for Sale - All debt securities and all equity securities have been placed in this category. These securities are carried at fair value based on quoted market prices for securities that are marketable. Fair value for nonmarketable securities is estimated to be equivalent to historical cost. Securities may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Any unrealized gain or loss is reported in the statements of comprehensive income, net of any deferred tax effect. Realized gains and losses on the sales of investment securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method.

Recognition of Interest on Loans - Interest on loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees - Loan fees on long-term real estate loans, net of initial direct costs related to initiating and closing the loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Loans Held for Sale - Loans held for sale are stated at fair value, which approximates book value as of December 31, 2002 and 2001.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method using estimated useful lives of three to forty years.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and other book income versus taxable income reporting differences. The deferred tax assets and liabilities, which are recorded net of a valuation allowance, represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 11 for additional information.

Stock Option Plans - The Company has two stock option plans that are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                      Year Ended December 31,
                                                                      --------------------------------------------------------
                                                                             2002                 2001               2000
                                                                      ----------------     ---------------     ---------------
Net Income, as Reported                                               $      716,641       $      527,175      $       389,253
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                   (8,413)              (7,344)              (8,251)
                                                                      ---------------      ---------------     ----------------
Pro Forma Net Income                                                  $      708,228       $      519,831      $       381,002
                                                                      ===============      ===============     ================
Earnings Per Share:
 Basic - as Reported                                                  $         1.34       $         0.99      $          0.73
                                                                      ===============     ================    =================
 Basic - Pro Forma                                                    $         1.33       $         0.97      $          0.72
                                                                      ===============     ================    =================
 Diluted - as Reported                                                $         1.34       $         0.99      $          0.73
                                                                      ===============     ================    =================
 Diluted - Pro Forma                                                  $         1.32       $         0.97      $          0.72
                                                                      ===============     ================    =================


Earnings Per Share - Earnings per share is based on the following for the years ended December 31:

                                                                            2002                 2001                 2000
                                                                      ----------------     ----------------    -----------------
Weighted Average Number of Shares Outstanding
 Used for Basic Calculation                                                 534,085              534,030              532,297
Effect of Dilutive Stock Options                                                853                  442                    0
                                                                      ----------------     ----------------    -----------------
 Number of Shares Used for Calculation Assuming Dilution                    534,938                                   532,297
                                                                      ================     ================    =================



Stock options awarded to key employees to purchase 14,600 shares of common stock at $16 per share were not considered dilutive in 2000 because the options' exercise price was greater than the average market price of the common shares for the corresponding period.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                                       Investment Securities Available for Sale
                                                        ------------------------------------------------------------------------
                                                                                Gross              Gross             Estimated
                                                          Amortized          Unrealized         Unrealized            Fair
                                                             Cost              Gains              Losses              Value
                                                        ---------------    ---------------    ---------------     --------------

 December 31, 2002:
 Debt Securities:
  U.S. Treasury Securities and Obligations of
   U.S. Government Corporations and Agencies            $    3,472,317     $      116,181     $     (21,924)      $   3,566,574
  Mortgage-Backed and Related Securities                     5,132,762            150,881              (967)          5,282,676
  Obligations of States and
   Political Subdivisions                                    3,808,402            101,375           (10,537)          3,899,240
  Corporate Debt Securities                                    545,425             31,218                 0             576,643
                                                        ---------------    ---------------    ---------------     --------------
    Total Debt Securities                                   12,958,906            399,655           (33,428)         13,325,133
 Equity Securities:
  Federal Home Loan Bank Stock, at Cost                        528,100                  0                 0             528,100
                                                        ---------------    ---------------    ---------------     --------------
                                                        $   13,487,006     $      399,655     $     (33,428)      $  13,853,233
                                                        ===============    ===============    ===============     ==============

                                                                       Investment Securities Available for Sale
                                                        ------------------------------------------------------------------------
                                                                                Gross              Gross             Estimated
                                                          Amortized          Unrealized         Unrealized            Fair
                                                             Cost              Gains              Losses              Value
                                                        ---------------    ---------------    ---------------     --------------
December 31, 2001:
 Debt Securities:
  U.S. Treasury Securities and Obligations of
   U.S. Government Corporations and Agencies            $    3,728,387     $       63,397     $      (2,375)      $   3,789,409
  Mortgage-Backed and Related Securities                     5,920,864             78,743           (11,892)          5,987,715
  Obligations of States and
   Political Subdivisions                                    3,091,345             42,240           (30,837)          3,102,748
  Corporate Debt Securities                                    799,271             36,238                 0             835,509
                                                        ---------------    ---------------    ---------------     --------------
     Total Debt Securities                                   13,539,867           220,618           (45,104)         13,715,381
 Equity Securities:
  Federal Home Loan Bank Stock, at Cost                         402,500                 0                 0             402,500
                                                        ---------------    ---------------    ---------------     --------------
                                                        $    13,942,367    $      220,618     $     (45,104)      $  14,117,881
                                                        ===============    ===============    ===============     ==============


The amortized cost and estimated fair value of debt securities as of December 31, 2002, by contractual maturity, are as follows:

                                                           Available for Sale
                                             ----------------------------------
                                                                      Estimated
                                                   Amortized             Fair
                                                     Cost               Value
                                              ---------------     -------------

Due in One Year or Less                       $      778,001      $     793,530
Due After One Year Through Five Year               1,575,552          1,672,539
Due After Five Years Through Ten Years             2,102,892          2,191,846
Due After Ten Years                                3,369,699          3,384,542
                                              ---------------     --------------
                                                   7,826,144          8,042,457
Mortgage-Backed and Related Securities             5,132,762          5,282,676
                                              ---------------     --------------
                                              $   12,958,906      $  13,325,133
                                              ===============     ==============

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investment securities classified as available for sale totalled $2,211,658 during the year ended December 31, 2002 ($1,114,035 in 2001 and $740,156 in 2000). Gross gains of $8,856 ($12,827 in 2001 and $0 in 2000)
and gross losses of $5,156 ($0 in 2001 and $7,051 in 2000) were realized by the Bank during the year ended December 31, 2002. The Bank did not transfer any investment securities between categories during the years ended December 31, 2002, 2001, and 2000.

Investments with a total estimated fair value (which approximates book value) of approximately $6,246,000 as of December 31, 2002 ($3,405,000 in 2001) were pledged to secure deposits of public and private funds.


NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson and Knox County areas. A summary of loans as of December 31, 2002 and 2001 is as follows:

                                                 2002                 2001
                                           ----------------    -----------------
Loans Secured by Real Estate:
Commercial Properties                      $    15,014,207     $      5,604,976
 Construction and Land Development              12,982,559            5,350,935
 Residential and Other Properties               37,694,354           27,562,265
                                           ----------------    -----------------
  Total Loans Secured by Real Estate       $    65,691,120     $     38,518,176

Commercial and Industrial Loans                  8,433,366           14,086,253
Consumer Loans and Other                         8,214,141           15,412,480
                                           ----------------    -----------------
                                                82,338,627           68,016,909
Less:  Allowance for Loan Losses                (1,047,297)            (811,488)
           Unearned Loan Fees                      (85,390)             (90,424)
                                           ----------------    -----------------
                                           $    81,205,940     $     67,114,997
                                           ================    =================

During 2002, management reclassified certain loans to different categories based on FDIC financial reporting guidelines, with classifications based more on collateral type than loan purpose. This resulted in a decline in commercial and industrial loans and consumer loans, and an increase in loans secured by real estate.

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business. These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they become payable. Outstanding letters of credit were approximately $880,000 as of December 31, 2002 ($633,000 as of December 31, 2001). Unadvanced lines of credit and commitments to extend credit were approximately $14,514,000 as of December 31, 2002 ($15,075,000 as of December 31, 2001). Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2002 approximately $10,869,000, were secured, primarily by real estate ($13,188,000 in 2002).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

                                                 2002                 2001
                                           ----------------    -----------------

Loans at Beginning of Year                 $      793,466      $       909,074
 Disbursements                                    436,358            1,357,763
 Repayments                                      (701,045)          (1,473,371)
                                           ----------------    -----------------
Loans at End of Year                       $      528,779      $       793,466
                                           ================    =================

The transactions in the allowance for loan losses are as follows:


                                                                              2002                 2001                 2000
                                                                      ----------------     ----------------    -----------------
Balance, Beginning of Year                                            $      811,488       $      694,351      $       662,101
Charge-offs                                                                 (276,054)             (50,785)            (113,160)
Recoveries                                                                    26,863                4,422                2,410
Provision - Charged to Expense                                               485,000              163,500              143,000
                                                                      ----------------     ----------------    -----------------
Balance, End of Year                                                  $    1,047,297       $      811,488      $       694,351
                                                                      ================     ================    =================

The Bank had approximately $28,000 in 2002 ($346,000 in 2001 of loans past due ninety days or more and still accruing interest, and approximately $318,000 in loans on which the accrual of interest had been discontinued as of December 31, 2002 ($145,000 in 2001).

As of December 31, 2002, the Bank had approximately $800,000 in loans specifically classified as impaired ($200,000 in 2001). The allowance for loan losses related to impaired loans amounted to approximately $164,000 as of December 31, 2002 ($45,000 in 2001).


NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                     2002                 2001
                                           ----------------    -----------------
Land                                       $     1,148,074     $      1,148,074
Buildings                                        1,980,669            1,971,523
Leasehold Improvements                               6,894               11,436
Furniture, Fixtures, and Equipment                 749,824              692,502
                                           ----------------    -----------------
                                                 3,885,461            3,823,535
Less Accumulated Depreciation                     (516,536)            (361,722)
                                           ----------------    -----------------
                                           $     3,368,925     $      3,461,813
                                           ================    =================


NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:
                                                   2002                2001
                                           ----------------    ----------------
Investment Securities                      $        131,007    $        158,350
Loans                                               437,343             385,820
                                           ----------------    ----------------
                                           $        568,350    $        544,170
                                           ================    ================


NOTE 7 - DEPOSITS

A summary of deposits is as follows:

                                                   2002                 2001
                                             ----------------    ---------------
 Demand Deposits:
 Noninterest-Bearing Accounts                $   8,304,599       $     5,573,367
 NOW and MMDA Accounts                          34,944,348            26,139,861
 Savings Accounts                                2,507,615             1,348,343
                                             ----------------    ---------------
 Total Demand Deposits                       $  45,756,562       $    33,061,571
                                             ----------------    ---------------
Term Deposits:
 Less Than $100,000                             31,939,581            30,118,621
 $100,000 or More                               13,765,202            12,651,118
                                             ----------------    ---------------
  Total Term Deposit                            45,704,783            42,769,739
                                             ----------------    ---------------
                                             $  91,461,345            75,831,310
                                             ================    ===============

As of December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

           2003                           $     33,510,031
           2004                                  7,696,133
           2005                                  2,009,642
           2006                                  1,854,776
           2007 and Thereafter                     634,201
                                          ----------------
                                          $     45,704,783
                                          ================


NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors. The balances as of December 31, 2002 and 2001 were $282,398 and $0, respectively.

Securities sold under agreements to repurchase averaged approximately $129,000 and $547,000 during 2002 and 2001, respectively. The maximum amounts outstanding at any month-end during 2002 and 2001 were approximately $282,000 and $2,092,000, respectively.


NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

The following table is a maturity schedule of advances from Federal Home Loan Bank as of December 31, 2002:


                                                                                                            Amount
      Date of Advance                                  Next Call/                   Final                Outstanding
                             Interest Rate           Prepayment Date            Maturity Date            at Year-End
      ----------------     ------------------     ----------------------    ----------------------     ----------------
         09/22/00                6.22%                  09/21/03                  09/21/10             $      1,000,000
         12/27/00                5.00%                  03/27/03                  12/27/10                    1,000,000
         08/10/01                5.09%                  08/10/06                  08/10/11                    1,000,000
         08/15/01                3.60%                  01/05/03                  08/15/11                    1,000,000
         06/25/02                4.82%                    None                    06/21/07                      500,000
         08/30/02                3.65%                  08/30/07                  08/30/12                    2,000,000
         12/26/02                1.50%                  01/03/03                  03/26/03                      770,700
                                                                                                       ----------------
                                                                                                       $      7,270,700
                                                                                                       ================

Interest expense associated with the advances from the FHLB totalled $291,015 for the year ended December 31, 2002 ($239,599 in 2001 and $131,447 in 2000).
Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank's FHLB stock and certain first mortgage loans. Also during 2002, the Bank entered into a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $6,000,000 expiring in June 2003.


NOTE 10 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                                          2002                 2001                 2000
                                                                     ----------------     ----------------     ----------------
NOW and MMDA Accounts                                                 $       447,195      $       572,209     $        625,732
Savings Accounts                                                               20,277               20,391               20,134
Term Deposits                                                               1,812,385            2,453,750            2,348,443
FHLB Advances and Repurchase Agreements                                       292,973              271,427              131,447
                                                                      ----------------     ----------------    ----------------
Total Interest Expense                                                $     2,572,830      $     3,317,777     $      3,125,756
                                                                      ================     ================    ================


NOTE 11 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

                                                   2002                            2001                             2000
                                       -----------------------------    --------------------------     --------------------------
                                                         Percent                          Percent                          Percent
                                                            of                              of                               of
                                                          Pretax                          Pretax                           Pretax
                                         Amount           Income          Amount          Income           Amount          Income
                                       -----------    -------------    -----------    ------------     ------------    ----------
Federal Income Tax at
Statutory Rate                        $   355,634          34.0 %      $  270,960          34.0 %      $  183,507         34.0 %
Change in Deferred Tax
 Valuation Allowance                            0           0.0           (25,219)         (3.1)          (21,308)        (4.0)
Tax Exempt Interest
 and Dividends                            (53,816)         (5.1)          (22,521)         (2.8)          (10,829)        (2.0)
State Income Tax and
 Other, Net                                27,522           2.6            46,547           5.8              (898)        (0.2)
                                       -----------    -----------     ------------    ------------     -----------    -----------
                                       $  329,340          31.5 %     $   269,767          33.9 %      $   150,472        27.8 %
                                       ===========    ===========     ============    ============     ===========    ===========
Income Taxes Consist of:

Current                                $  395,466                     $   345,511                      $   166,632
Deferred Benefit                          (66,126)                        (75,744)                         (16,160)
                                       -----------                    ------------                     ------------
                                       $  329,340                     $   269,767                      $   150,472
                                       ===========                    ============                     ============

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

                                                                                                     2002                 2001
                                                                                          ----------------    -----------------
Preferred Tax Assets:
 Allowance for Loan Losses                                                                $        336,701    $         244,185
 Deferred Loan Fees                                                                                 34,583                    0
 Conversion to Cash Basis                                                                           10,163               53,258
 Organizational Costs                                                                               21,205                    0
                                                                                          ----------------    -----------------
Total Deferred Tax Assets                                                                 $        402,652    $         297,443
                                                                                          ----------------    -----------------

Deferred Tax Liabilities:
 Depreciation                                                                                       41,713               17,265
 FHLB Stock Dividends                                                                               33,899               25,560
 Discount Accretion                                                                                 16,433               13,891
 Unrealized Holding Gains on Investment Securities Available for Sale                              133,509               65,301
 State Tax                                                                                          10,084                6,815
                                                                                          ----------------    -----------------
  Total Deferred Tax Liabilities                                                                   235,638              128,832
                                                                                          ----------------    -----------------

  Net Deferred Tax Assets                                                                 $        167,014    $         168,611
                                                                                          ================    =================

Realization of net deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to reduce taxable income. A valuation allowance was provided until it was likely that the full amount of net deferred tax assets would be realized.


NOTE 12 - PROFIT SHARING PLAN

Contributions to the profit sharing plan, determined annually at the discretion of the Bank's board of directors, were $23,729, $20,108, and $17,258 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 13 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                               To Be Well
                                                                                 To Comply With             Capitalized Under
                                                                                Minimum Capital             Prompt Corrective
                                                         Actual                   Requirements              Action Provisions
                                                 ------------------------    -----------------------     ------------------------
                                                    Amount         Ratio        Amount        Ratio         Amount         Ratio
                                                 ----------    ----------    ----------     --------     ----------    ----------
As of December 31, 2002:
Total Capital
 (to Risk-Weighted Assets)                       $   8,465       10.3%       $ 6,560         8.0%        $ 8,201         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                       $   7,440        9.1%       $ 3,280         4.0%        $ 4,920          6.0%
Tier I Capital
 (to Average Assets)                             $   7,440        7.1%       $ 5,224         5.0%        $ 5,224          5.0%

As of December 31, 2001:
Total Capital
 (to Risk-Weighted Assets)                       $   7,586       11.1%       $ 5,462         8.0%        $ 6,827         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                       $   6,775        9.9%       $ 2,731         4.0%        $ 4,096          6.0%
Tier I Capital
 (to Average Assets)                             $   6,775        7.6%       $ 4,435         5.0%        $ 4,435          5.0%



NOTE 14 - EMPLOYMENT AGREEMENT


The Bank has entered into an employment agreement with its president, for a minimum annual salary and other related benefits.

NOTE 15 - STOCK OPTION PLANS

Directors Stock Option Plan - In 1995, the Bank awarded nontransferable stock options to certain directors and advisory directors. These options provided for the purchase of 105,000 shares at a price of $10 per share for options exercised prior to May 23, 1998, and $12 per share for options exercised after May 23, 1998. All options expire ten years from the date the options were granted. Additionally, the options provided for the conversion of options into shares based on the fair value of the options at the date of conversion. During 2000, 2,500 options were exercised in cash and 2,167 options were converted to shares of stock. All remaining unexercised options totalling 46,833 expired in May 2000.

Key Employees Stock Option Plan - In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Bank's common stock on the date the option is granted. The board of directors has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period. In 2002, options for 100 shares were exercised (none exercised in prior years).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                 Years Ended December 31,
                                                              ----------------------------------------------------------------
                                                                    2002                   2001                  2000
                                                              -------------------    -------------------    ------------------

Dividend Yield                                                      1.37%                  1.22%                  1.09%
Expected Life                                                      6 years                7 years                8 years
Expected Volatility                                                  10%                    10%                    10%
Risk-Free Interest Rate                                              5.2%                   5.2%                  5.2%



A summary of the status of the Company's stock option plans is presented below:



                                              2002                            2001                             2000
                                   ---------------------------    -----------------------------    ----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     -----------

Outstanding at
 Beginning of Year                     14,600      $    16.00           14,600      $    16.00         66,100       $     12.88
Granted                                     0                                0                              0
Exercised                                (100)          16.00                0                         (4,667)            12.00
Forfeited                                   0                                0                        (46,833)            12.00
                                   ------------                   -------------                    -----------
Outstanding at                         14,500      $    16.00           14,600      $    16.00         14,600       $     16.00
 End of Year
                                   ============    ===========    =============    ============    ===========     ===========
Options Exercisable                    14,500      $    16.00           12,700      $    16.00         10,800       $     16.00
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                           N/A                             N/A                             N/A

Information pertaining to options outstanding at December 31, 2002 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------

         $16.00 - $16.00                    14,500            6.4 years        $  16.00            14,500      $      16.00



NOTE 16 - LEASE COMMITMENTS/RELATED PARTY

The Bank leases certain office facilities and office equipment. These leases are classified as operating leases and provide for monthly lease payments over 12 to 60 months. Total lease expense under noncancellable operating leases for the years ended December 31, 2002, 2001, and 2000 totalled $35,905, $55,065, and
$113,597, respectively, of which $0 was paid to a related party in 2002 ($12,000 in 2001 and $48,000 in 2000). The Bank no longer leases any office facilities from a related party with the completion of the new main office facility in 2001.

Future minimum rental payments under all noncancellable operating leases as of December 31, 2002 are as follows:

           2003                                  $        15,735
           2004                                            3,756
           2005                                            3,756
           2006                                            3,130
                                                 ---------------
                                                 $        26,377
                                                 ===============

The Bank also entered into a capital lease agreement in 2002 with monthly payments ranging from $6,000 to $8,000 over the 20 year term of the lease. This lease will not commence until 2003.


NOTE 17 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2002, the Bank had concentrations of loans secured by commercial properties and residential and other properties. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate collateral loan-to-value ratios.


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), which requires the Bank to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statements of financial condition, for which it is practicable to estimate fair value.

According to SFAS No. 107, a financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both: (1) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity, or to exchange other financial instruments on potentially favorable terms with the first entity.

SFAS No. 107 also states that the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in an active market, if available, are the best evidence of the fair value of financial instruments. For financial instruments that do not trade regularly, management's best estimate of fair value is based on either the quoted market price of a financial instrument with similar characteristics or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2002 and 2001, the amounts that will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

The estimates of fair value are based on existing financial instruments without attempting to estimate the value of anticipated future business or activity nor the value of assets and liabilities that are not considered financial instruments. For example, the value of mortgage loan servicing rights and the value of the Bank's long-term relationships with depositors, commonly known as core deposit intangibles, have not been considered in the estimates of fair values presented below. In addition, the tax implications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been included in the estimated fair values below.

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Investment Securities - Quoted market prices are used to determine the estimated fair value of investment securities.

Net Loans - The estimated fair value of fixed rate mortgage loans and commercial loans are calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted using current Bank rates for similar loans with similar maturities.

The estimated fair value of variable rate loans is considered equal to recorded book value.

Fixed rate installment loans have an average maturity of less than three years, a relatively stable average interest rate, and a variety of credit risks associated with them. The fair value of these loans is estimated by discounting future estimated cash flows to their present value using current Bank rates for similar loans with similar maturities.

The estimated fair value of the allowance for loan losses is considered to be recorded book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.

Deposits - The estimated fair value of demand, savings, NOW, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Securities  Sold  Under   Agreements  to  Repurchase  -  Securities  sold  under
agreements to repurchase are short-term in nature and recorded book value is considered to approximate fair value.

Advances From Federal Home Loan Bank - For advances that are fixed rate and fixed maturity liabilities, their fair value is estimated using rates currently available to the Bank for debt with similar terms and remaining maturities. Book value approximates market value for advances that have variable rates.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2002 and 2001.

The recorded book value and estimated fair value of the Bank's financial instruments as of December 31, 2002 and 2001 are as follows:

                                                                       2002                                 2001
                                                           --------------------------------    ---------------------------------
                                                              Recorded         Estimated          Recorded           Estimated
                                                             Book Value        Fair Value        Book Value         Fair Value
                                                            -------------    ---------------    --------------     --------------
FINANCIAL ASSETS:
Cash and Cash Equivalents                                   $  2,145,711     $    2,145,711     $   2,084,774      $   2,084,774
Investment Securities                                       $ 13,853,233     $   13,853,233     $  14,117,881      $  14,117,881
Loans Held for Sale                                         $  5,942,350     $    5,942,350     $   2,613,750      $   2,613,750
Net Loans                                                   $ 81,205,940     $   80,933,996     $  67,114,997      $  67,364,635

FINANCIAL LIABILITIES:
Deposits                                                    $ 91,461,345     $   92,283,929     $  75,831,310      $  76,835,051
Securities Sold Under Agreements to Repurchase              $    282,398     $      282,398     $           0      $           0
Advances From Federal Home Loan Bank                        $  7,270,700     $    7,818,611     $   6,755,000      $   6,755,000


NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

                             CONDENSED BALANCE SHEET
                             As of December 31, 2002

Assets:
 Cash and Due From Banks                                  $           3,222
 Prepaid and Deferred Income Taxes                                   28,082
 Investment in Common Stock of TNBank                             7,462,228
                                                          -----------------
Total Assets                                              $       7,493,532
                                                          =================
Liabilities                                               $               0
                                                          -----------------
Shareholders' Equity:
 Common Stock                                                       534,130
 Capital in Excess of Par Value                                   6,487,427
 Retained Earnings                                                  471,975
                                                          -----------------
 Total Shareholders' Equity                                       7,493,532
                                                          -----------------
 Total Liabilities and Shareholders' Equity               $       7,493,532
                                                          =================

                          CONDENSED STATEMENT OF INCOME
                       For the Period From May 9, 2002 to
                                December 31, 2002



Income - Dividends From TNBank                                                      $         75,000
Organizational Costs and Operating Expenses                                                   73,400
                                                                                    ----------------
Income Before Income Tax Benefit and Equity in Undistributed Net Income of TNBank              1,600
Income Tax Benefit                                                                            28,105
Equity in Undistributed Net Income of TNBank                                                 442,270
                                                                                    ----------------

Net Income                                                                          $        471,975
                                                                                    ================



                        CONDENSED STATEMENT OF CASH FLOWS
                       For the Period From May 9, 2002 to
                                December 31, 2002

Cash Flows From Operating Activities:
Net Income                                                                           $        471,975
                                                                                     -----------------
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Equity in Undistributed Net Income of TNBank                                                 (442,270)
   Increase in Prepaid and Deferred Income Taxes                                              (28,083)
                                                                                     -----------------
Total Adjustments                                                                            (470,353)
                                                                                     -----------------
Net Cash Provided by Operating Activities                                                       1,622
                                                                                     -----------------
Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock                                                          1,600
                                                                                     -----------------
  Net Cash Provided by Financing Activities                                                     1,600
                                                                                     -----------------
Net Increase in Cash and Cash Equivalents                                                       3,222
Cash and Cash Equivalents, Beginning of Period                                                      0
                                                                                     -----------------
Cash and Cash Equivalents, End of Period                                             $          3,222
                                                                                     =================


                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     This item is incorporated by reference to the sections entitled "Management of the Company" and "Beneficial Ownership Reporting Compliance" of the Company's 2003 Proxy Statement.

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company to its Chief Executive Officer for services rendered in all capacities during the years ended December 31, 2002, 2001 and 2000. No other executive officer's compensation exceeded $100,000 during such years. No stock options were granted to any executive officers during 2002. The Company utilizes the intrinsic value based method of accounting for its stock option plans as prescribed by APB No. 25.

                           Summary Compensation Table
                                                                    Other Annual
Name and Principal Position   Year      Salary           Bonus      Compensation
--------------------------------------------------------------------------------
Thomas E. Tuck,               2002   $  104,160      $  19,998       $  6,000

Director, President &         2001       98,475              -          4,200

Stock Options                 2000       90,000         18,750          5,200

     The Company has a stock option plan for certain key employees which was approved by the shareholders in March 1996. A total of 19,457 shares have been reserved under this plan and in 1999 the Board of Directors granted a total of 14,600 options to certain key employees, at an option price equal to $16 per share. As of December 31, 2002 14,500 of those options remained outstanding.

     Under the 2002 Incentive and Nonqualified Stock Option Plan for Employees of Tennessee Valley Financial Holdings, Inc. and its subsidiaries, the Board of Directors are authorized to issue to employees of the Company and the Bank options up to a number of shares that is the lesser of (a) 20% of the issued and outstanding shares or (b) 213,612 shares of the Company's stock. The option prices are determined by the Board of Directors, or a committee thereof, but option prices may not be less than 100% of the fair market value of the Stock on the date the option is granted. No awards can be made under this plan after 2012. Currently there are no options granted under this plan.

Director's Compensation

     In August 1997 the Company began paying directors fees. The Bank's board of directors receives a $400 fee for each Board of Director's meeting attended and $75 for each committee meeting attended. During 2002 total fees paid to Directors for board and committee meetings attended was $63,425.

Certain Transactions

     Some directors and officers of the Company are customers of the Bank (its subsidiary) and have had and expect to have loan transactions with the Bank in the ordinary course of business. In addition, some of the directors and officers of the Bank are, at present, as in the past, affiliated with businesses which are customers of the Bank and which have had and expect to have loan transactions with the Bank in the ordinary course of business. These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties. In the opinion of the board of directors, these loans do not involve more than a normal risk of collectibility or present other unfavorable features.

     The following directors and executive officers were indebted to the Bank as of December 31, 2002.

J. Michael Anderson   $ 134,580
Larry Beeman                  -
A.P. Cappiello           32,617
Victor I. Dodson        261,624
Mark B. Holder                -
J. Frank Jamison         57,592
Terry L. Kerbs            6,818
Thomas D. Moye           34,785
Braxton L. Sadler           763
Thomas E. Tuck                -
W. Robert Witt                -
                    -----------
Total                 $ 528,779
                    ===========

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference to the section entitled "Information Regarding Certain Beneficial Owners" of the Company's 2003 Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the Company's 2003 Proxy Statement.

                                    PART IV

ITEM 13 - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.       Description

         3.1*              Charter of Tennessee Valley Financial Holdings, Inc.

         3.2*              Bylaws of Tennessee Valley Financial Holdings, Inc.

         21.1              Subsidiaries of  Tennessee Valley Financial Holdings,
                           Inc.

         23.1              Consent of Independent Public Accountants

         99.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas E. Tuck, the President and the Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. on March 31, 2003.

         99.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Mark Holder, Senior Vice President of Tennessee Valley Financial Holdings, Inc. on March 31, 2003.

         ----------------------

         * Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.


         ** A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14 -  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and its Senior Vice President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tennessee Valley Financial
                                            Holdings, Inc.

                                           By: /s/ Thomas E. Tuck
                                               ---------------------------------
                                               Thomas E. Tuck
                                               President and CEO
                                               Date:  March 26, 2003


/s/ Mark Holder                                 /s/ Thomas E. Tuck
---------------------------                     --------------------------------
Mark Holder                                     Thomas E. Tuck,
Senior Vice President,                          President and Chief
Cashier and Secretary                           Executive Officer, Director
Date:  March 31, 2003                           Date:  March 31, 2003



                                                /s/ J. Michael Anderson
---------------------------                     --------------------------------
Victor Dodson,                                  J. Michael Anderson,
Director                                        Director
Date:  March 31, 2003                           Date:  March 31, 2003



/s/ J. Frank Jamison                            /s/ A.P. Cappiello
---------------------------                     --------------------------------
J. Frank Jamison,                               A.P.Cappiello,
Director                                        Director
Date:  March 31, 2003                           Date:  March 31, 2003



/s/ Larry Beeman
---------------------------                     --------------------------------
Larry Beeman                                    Terry L. Kerbs
Director                                        Director
Date: March 31, 2003                            Date:  March 31, 2003



---------------------------                     --------------------------------
Dr. Thomas D. Moye, Jr.                         William Robert Witt
Director                                        Director
Date:  March 31, 2003                           Date:  March 31, 2003

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Thomas E. Tuck, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Tennessee Valley Financial Holdings, Inc. ("Tennessee Valley");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tennessee Valley as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                      /s/ Thomas E. Tuck
                                           -------------------------------------
                                           Thomas E. Tuck
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Mark B. Holder, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Tennessee Valley Financial Holdings, Inc. ("Tennessee Valley");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tennessee Valley as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                      /s/ Mark B. Holder
                                           -------------------------------------
                                           Mark B. Holder
                                           Senior Vice President (principal
                                           accounting and financial officer)