Form 10QSB
period 2003-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2003-05-14
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                            -----------    ------------

                        Commission File Number 000-49863


                    Tennessee Valley Financial Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issue as specified in its charter)


Tennessee                                                           45-0471419
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

              401 South Illinois Avenue, Oak Ridge, Tennessee 37830
--------------------------------------------------------------------------------
                     (Address of principal executive office)


Issuer's telephone number, including area code:  (865) 483-9444

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 534,130 on May 12, 2003.

                                   FORM 10-QSB
                                      Index
                                                                           Page
                                                                          Number
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                as of March 31, 2003 and December 31, 2002.....................3

                Condensed Consolidated Statements of Income
                for the three months ended March 31, 2003 and 2002..... .......4

                Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2003 and 2002.....................5

                Condensed Consolidated Statements of Comprehensive Income
                for the three months ended March 31, 2003
                and 2002.......................................................6

                Condensed Consolidated Statements of Changes in Stockholders'
                Equity for the three months ended March 31, 2003...............7

                Notes to Unaudited Condensed Consolidated Financial
                Statements..................................................8-10

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.................................................11-18

      Item 3.   Controls and Procedures.......................................18

PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................19

      Item 2.   Changes in Securities.........................................19

      Item 3.   Defaults upon Senior Securities...............................19

      Item 4.   Submission of Matters to a Vote
                of Securities Holders.........................................19

      Item 5.   Other Information.............................................19

      Item 6    Exhibits and Reports on Form 8-K..............................19

Signature.....................................................................20

Certifications.............................................................21-22

Part 1 - Financial Information
            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                         2003            2002
                                                     ---------------------------
Assets

Cash and due from banks                              $  2,394          $  2,018

Federal funds sold                                      3,020               128
                                                     ---------------------------
Cash and cash equivalents                               5,414             2,146

Investment Securities:
Available for sale (at fair value)                     13,191            13,853
Loans, net                                             81,051            81,206
Loans Held for Sale, at Fair Value                      4,614             5,942
Banking premises and equipment, net                     3,338             3,369
Accrued interest receivable                               567               568
Other real estate owned                                     -                 -
Prepaid expenses and other assets                         393               273
                                                     ---------------------------
Total Assets                                         $108,568          $107,357
                                                     ===========================

Liabilities and Stockholders Equity
Deposits                                             $ 92,988          $ 91,461
Advances from the Federal Home Loan Bank                6,500             7,271
Securities sold under agreements to repurchase            286               282
Accrued interest payable                                  355               347
Other liabilities                                         444               270
                                                     ---------------------------
Total Liabilities                                    $100,573          $ 99,631
                                                     ===========================

Stockholders Equity:
Common stock, $1.00 par value, 2,000,000
 shares authorized 534,130 issued and outstanding in
2003 and 2002                                             534               534
Capital in excess of par value                          6,487             6,487
Retained Earnings                                         755               472
Accumulated other comprehensive income                    219               233
                                                     ---------------------------
Total Stockholders Equity                            $  7,995         $   7,726
                                                     ===========================
Total Liabilities and Stockholders Equity            $108,568         $ 107,357
                                                     ===========================



The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (in thousands except for per share amounts)
                                  (Unaudited)




                                                                          For the three months ended March 31,
                                                                            2003                       2002
                                                                 ---------------------------------------------
Interest Income:
Loans, including fees                                                $     1,460               $     1,303
Investment securities                                                        154                       186
Federal funds sold                                                             6                         6
                                                                 ---------------------------------------------
     Total interest income                                                 1,620                     1,495
Interest Expense:
Deposits                                                                     517                       607

Advances from the Federal Home Loan Bank and other borrowings                 76                        69
                                                                 ---------------------------------------------
Total interest expense                                                       593                       676
Net interest income                                                        1,027                       819
Provision for loan losses                                                     73                        78
                                                                 ---------------------------------------------
Net interest income after provision for loan losses                          954                       741
Non-interest income
Service charges on deposit accounts                                           78                        71
Fees on sale of mortgage loans                                               238                        96
Net gains (losses) on sales of investment securities available
  for sale                                                                    11                        (1)
Other income                                                                  14                        14
                                                                 ---------------------------------------------
Total non-interest income                                                    341                       180
Non-interest expense
Salaries and employee benefits                                               456                       344
Net occupancy expense                                                        109                        95
Data processing fees                                                          60                        57
Advertising and promotion                                                     19                        22
Office supplies and postage                                                   37                        39
Legal and professional                                                        16                        15
Loan Expense                                                                  67                        35
Other                                                                         92                        89
                                                                 ---------------------------------------------
Total non-interest expense                                                   856                       696
Income before income tax expense                                             439                       225
Income tax expense                                                           156                        82
                                                                 ---------------------------------------------
Net Income                                                           $       283               $       143
                                                                 =============================================
Basic Earnings per Common Share                                      $         0.53            $         0.27
Diluted Earnings per Common Share                                    $         0.53            $         0.27


Weighted average common shares (Denominator Basic EPS)                   534,130                   534,030

Dilutive effect of stock options                                             853                       859
                                                                 ---------------------------------------------

Weighted average common shares and common stock equivalents
  (Denominator Diluted EPS)                                              534,983                   534,889

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
               For the three months ended March 31, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                             2003               2002
                                                                                        ------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                              $    283             $   143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                     73                  78
Amortization of premium on investment securities,
   net of accretion of discount                                                               18                  10
Depreciation                                                                                  39                  38
Net (gain) loss on sale of available for sale securities                                     (11)                  1
Stock dividends on FHLB Stock                                                                 (5)                 (5)
Changes in operating assets and liabilities:
Accrued interest receivable                                                                    1                  (9)
Other assets                                                                                (111)               (103)
Accrued interest payable and other liabilities                                               182                 (32)
                                                                                        ------------------------------------
     Net cash provided by operating activities                                               469                 121
                                                                                        ------------------------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                              975               1,003
Proceeds from maturities and calls of available for sale investment securities               691               1,243
Purchases of available for sale investment securities                                     (1,029)             (1,753)
Loans originated, net of payments received                                                    82              (5,005)
Additions to banking premises and equipment                                                   (8)                 (7)
Net (increase) decrease in loans held for sale                                             1,328               1,740
                                                                                        ------------------------------------
     Net cash used in investing activities                                                 2,039              (2,779)
                                                                                        ------------------------------------
Cash Flows from Financing Activities:
Increase in deposits, net                                                                  1,527               9,041
Proceeds from FHLB Advances and other borrowings, net of principal repayments               (767)             (1,755)
                                                                                        ------------------------------------
Net cash provided by financing activities                                                    760               7,286
                                                                                        ------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       3,268               4,628
Cash and Cash Equivalents, Beginning of Period                                             2,146               2,085
                                                                                        ------------------------------------
Cash and Cash Equivalents, End of Period                                                 $ 5,414               6,713
                                                                                        ====================================

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and Federal Home Loan Bank advances                        509                 638
Income taxes paid                                                                             54                  98
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                        -                   -
Change in unrealized gain (loss) on available for sale investment securities                 (23)                (80)
Change in deferred tax associated with unrealized gain (loss) on investment
 securities available for sale                                                                (9)                (30)
Change in net unrealized gain (loss) on available for sale investment securities             (14)                (50)


The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
               For the three months ended March 31, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)


                                                                                          2003              2002
                                                                                    -------------------------------------

Net Income                                                                           $     283          $     143
Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities                                           (12)               (81)
Reclassification adjustment for gains/losses included in net income                        (11)                 1
Income taxes related to unrealized gains/losses on investment securities                     9                 30
                                                                                    -------------------------------------
Other comprehensive income (loss), net of tax                                              (14)               (50)
                                                                                    -------------------------------------
Comprehensive income                                                                 $     269          $      93
                                                                                    =====================================













The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                    For the three months ended March 31, 2003
                                 (In Thousands)
                                   (Unaudited)


                                                                           Accumulated
                                                Capital in                 Other            Total
                                     Common     Excess of     Retained     Comprehensive    Stockholders
                                     Stock      Par Value     Earnings     Income (Loss)    Equity
                                  -----------------------------------------------------------------------

Balances at December 31, 2002     $   534       $  6,487      $    472     $    233         $   7,726

Net income                                                         283                            283

Other comprehensive income (loss)                                               (14)              (14)

                                  -----------------------------------------------------------------------
Balances at March 31, 2003        $   534       $  6,487       $   755     $    219         $   7,995
                                  =======================================================================








The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE
--------------------------------------------------------------------

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the "Company"), a bank holding company, and its wholly owned subsidiary, TNBank (the "Bank"). All intercompany balances and transactions have been eliminated.

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

On May 9, 2002, TnBank's shareholders approved a share exchange agreement with Tennessee Valley Financial Holdings, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank's retained earnings as of May 9, 2002, totaling $1,243,010, was transferred to capital in excess of par value on a consolidated basis.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with the audited financial statements of TNBank for the year ended December 31, 2002.

Financial information as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company has two stock option plans that are described more fully below. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                             Quarter Ended March 31,
                                                                      -------------------------------------
(In Thousands, Except Per Share Data)                                      2003                 2002
                                                                      ----------------     ----------------

Net Income, as Reported                                               $          283       $         143
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                       --                  (2)
                                                                      ----------------     ----------------
Pro Forma Net Income                                                  $          283       $         141
                                                                      ================     ================

Earnings Per Share:
 Basic - as Reported                                                  $         0.53       $        0.27
                                                                      ================     ================
 Basic - Pro Forma                                                    $         0.53       $        0.26
                                                                      ================     ================
 Diluted - as Reported                                                $         0.53       $        0.27
                                                                      ================     ================
 Diluted - Pro Forma                                                  $         0.53       $        0.26
                                                                      ================     ================

STOCK OPTION PLANS
------------------

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

     Key Employees Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Bank's common stock on the date the option is granted. The board of directors has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which were vested and remained unexercised as of December 31, 2002 (12,700 in 2001). In the first quarter of 2002, options for 100 shares were exercised (none exercised in prior periods).


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three month period ended March 31, 2002:

                                                             -------------------
Dividend Yield                                                      1.37%
Expected Life                                                      6 years
Expected Volatility                                                  10%
Risk-Free Interest Rate                                              5.2%

A summary of the status of the Company's stock option plans is presented below:

                                   Three Months Ended March 31,        Three Months Ended March 31,
                                              2003                             2002
                                   ----------------------------        ----------------------------
                                                    Weighted                             Weighted
                                                     Average                              Average
                                                    Exercise                             Exercise
                                     Shares           Price               Shares           Price
                                   ------------    ------------        -------------    ------------

Outstanding at
 Beginning of Period                     14,500    $      16.00              14,600     $      16.00
Granted                                       0                                   0
Exercised                                     0                                (100)           16.00
Forfeited                                     0                                   0
                                   ------------                        -------------
Outstanding at                           14,500    $      16.00              14,500     $      16.00
 End of Period
                                   ============    ============        =============    ============
Options Exercisable                      14,500    $      16.00              14,500     $      16.00
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the Period                         N/A                              N/A


Information pertaining to options outstanding at March 31, 2003 is as follows:

                                                      Options Outstanding                            Options Exercisable
                                      -----------------------------------------------------    ---------------------------------
                                                             Weighted
                                                             Average            Weighted                             Weighted
                                                            Remaining           Average                              Average
            Range of                      Number           Contractual          Exercise           Number            Exercise
        Exercise Prices                 Outstanding            Life              Price          Exercisable           Price
---------------------------------     ----------------    ---------------     -------------    ---------------     -------------

        $16.00 - $16.00                   14,500            6.1 years         $      16.00             14,500      $      16.00


ACCOUNTING POLICY CHANGES
-------------------------

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

COMMITMENTS
-----------

As of March 31, 2003, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $7.8 million and commitments to advance existing home equity and other credit lines in the amount of $11.4 million. In addition, the Company has also conveyed $846,000 in standby letters of credit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE  MONTH PERIOD ENDED MARCH 31 , 2003 AND 2002
--------------------------------------------------------------------------------

GENERAL
-------

TnBank (the "Bank") was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank. TNBank commenced operations on May 30, 1995. On May 9, 2002 a Plan of Exchange was consummated between the Bank and Tennessee Valley Financial Holdings, Inc. (the "Company") in which Bank common shares were exchanged for Company common shares on a one for one basis, as provided for in the Plan of Exchange. The Plan of Exchange was approved by the Bank shareholders on April 30, 2002. The Company was formed February 15, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The Company's only activity is owning the Bank and the board of directors of the Company are the same as the Bank.

For the three months ending March 31, 2003, the Company earned net income of $283,000 or $0.53 per share as compared to $143,000 or $0.27 per share for the corresponding period in 2002. The increase in net income for the first quarter of 2003 is primarily due to the growth in net interest income and non-interest income outpacing the growth in non-interest expense. The table below presents certain key financial ratios for the first three months of 2003 and 2002, respectively.


                                    For the three months ending March 31,
                                           2003                2002
                                   --------------------------------------
Return on Average Assets                   1.05%               0.62%
Return on Average Equity                  14.39%               8.16%
Earnings per share - basic             $   0.53             $  0.27


NET INTEREST INCOME
-------------------

Net interest income was $1.0 million for the first quarter of 2003, an increase of approximately 25% or $208,000 over the same period in 2002. The increase in net interest income was due to the increase in the average earning assets of the Company and improvement in the Company's net interest margin compared to the first quarter of 2003. The Company's net interest margin improved as the rates on the Company's interest bearing deposits decreased to a greater degree than the yield on the Company's interest bearing assets. Average loans increased approximately $12.2 million to $82.8 million at March 31, 2003, as compared to $70.5 million at March 31, 2002. Average loans were approximately 84% of total earning assets at March 31, 2003 and 82% at March 31, 2002.

The yield on total earning assets declined 32 basis points for the first quarter of 2003 as compared to the first quarter of 2002. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2002 and 2003 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) Additionally, new earning assets (i.e. loans originated, securities purchased) during 2002 and 2003 were added at lower yields. Loan yields declined 33 basis points to 7.06% for the first quarter of 2003 as compared to 7.39% for the first quarter of 2002 due to reasoning discussed above. Investment yields declined 61 basis points during the first quarter as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 11 basis points due to the decline in interest rates.

Total interest expense was approximately $593,000 for the first quarter of 2003, a 12% decrease as compared to the same period in 2002. The average rate on interest-bearing deposits was 2.45% for the first quarter of 2003, 88 basis points lower than the average rate on deposits during the first quarter of 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates since 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, the Company's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on the Company's deposits continued to decline as the Company repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 4.27% for the first quarter of 2003 and 4.62% for the first quarter of 2002. The decline in rates on borrowed funds can also be attributed to a lower interest rate environment. The overall rate on interest bearing liabilities was 2.40% for the first quarter of 2003 compared to 3.18% for the same period in 2002.



                                                 Three Months Ended (In thousands)        Three Months Ended (In thousands)
                                                          March 31, 2003                            March 31, 2002
                                              ------------------------------------------------------------------------------------
                                                 Average     Interest    Yield/Rate     Average      Interest       Yield/Rate
                                                 Balance                                Balance
                                              ------------------------------------------------------------------------------------

Loans (1) (2)                                  $   82,775    $  1,460       7.06%      $ 70,535      $ 1,303           7.39%
Investment securities (3) (5)                      13,244         166       5.01%        13,882          195           5.62%
Federal funds sold                                  1,979           6       1.21%         1.813            6           1.32%
                                                ----------------------------------------------------------------------------------
Total earning assets                               97,998       1,632       6.66%        86,230        1,504           6.98%
                                                             --------                                -------
Other assets                                        9,590                                 6,659
                                              -----------                              --------
Total Assets                                      107,588                                92,889
                                              ===========                              ========

Interest-bearing deposits                          84,394         517       2.45%        72,993          607           3.33%
Demand deposits                                     7,449           -       0.00%         6,165            -           0.00%
Federal Home Loan Bank advances and other
  borrowings                                        7,113          76       4.27%         5,978           69           4.62%
                                              ------------------------------------------------------------------------------------
Total rate-bearing liabilities                     98,956         593       2.40%        85,136          676           3.18%
Other liabilities                                     767                                   747
                                              -----------                              --------
Total Liabilities                                  99,723                                85,883
                                              -----------                              --------
Total Stockholders' Equity                          7,865                                 7,006
                                              -----------                              --------
Total Liabilities and Stockholders' Equity        107,588                                92,889
                                              ===========                              ========

                                                             --------                                -------
Net interest income                                          $  1,039                                $   828
                                                             ========                                =======
                                                                         --------                                   --------
Net interest spread                                                         4.26%                                      3.80%
                                                                         ========                                   ========
Net interest margin (4)                                                     4.24%                                      3.84%
                                                                         ========                                   ========

(1)  Gross of allowance for loan losses

(2)  Includes average non-accrual loans

(3) Excludes the impact of the average net unrealized loss on securities available for sale

(4)  Net interest income divided by total earning assets

(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance


PROVISION FOR LOAN LOSSES
-------------------------

Provision for loan losses was $73,000 during the first quarter of 2003 compared to $78,000 during the first quarter of 2002. The balance of the allowance for loan losses at March 31, 2003 was $1.1 million (1.28% of gross loans) compared to $1.0 million (1.27% of gross loans) at December 31, 2002. Net charge offs for the first quarter of 2003 were $9,000 as compared to $139,000 for the first quarter of 2002. As a percentage of average loans, the annualized rate of net charge offs was 0.04% for the first quarter of 2003 compared to a 0.33% ratio for fiscal 2002.

                                       Analysis of the Allowance for Loan Losses
                                            For the Three Months Ended March 31,
                                                 2003                   2002
                                           ----------------       --------------
Average Loans Outstanding                          82,775                70,535
                                           ================       ==============
Allowance at beginning of period                    1,047                   811
Charge-offs:
Commercial, financial and agricultural                  -                    75
Real Estate - construction                              -                     -
Real Estate - mortgage                                  -                     9
Installment - consumer                                 11                    61
Other                                                   -                     -
                                           ----------------       --------------
Total charge-offs                                      11                   145
                                           ----------------       --------------
Recoveries:
Commercial, financial and agricultural                  -                     -
Real Estate - construction                              -                     -
Real Estate - mortgage                                  -                     -
Installment - consumer                                  2                     6
Other                                                   -                     -
                                           ----------------       --------------
Total recoveries                                        2                     6
                                           ----------------       --------------
Net charge-offs                                         9                   139
                                           ----------------       --------------
Provision for loan losses                              73                    78
                                           ----------------       --------------
Balance at end of period                   $        1,111         $         750
                                           ================       ==============
Ratio of net charge-offs during the period
to average loans outstanding during                   0.01%                0.20%
the period

As of March 31, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. During 2002, management intensified its efforts with respect to review and oversight of the loan portfolio in response to a weakening economy. These efforts have resulted in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME
------------------

Total non-interest income was approximately $341,000 for the first quarter of 2003 compared to $180,000 for the same period in 2002. Fees on sales of mortgage loans increased to $238,000 during the first quarter of 2003 as compared to approximately $96,000 during the first quarter of 2002. Management attributes the increase in fees on sales of mortgage loans to an increase in the volume of loans sold due to lower mortgage rates. Service charges on deposit accounts increased 10% during the first quarter of 2003 as compared to the same period in 2002.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled approximately $856,000 during the first quarter of 2003 as compared to approximately $696,000 during the first quarter of 2002. Non-interest expense (annualized) as a percent of total average assets was 3.18% for the first quarter of 2003 compared to 3.00% for the first quarter of 2002. The increase in non-interest expense during the first quarter of 2003 as compared to the same period in 2002 can be primarily attributed to increases in salaries and employee benefits, and loan expense. Most of these increases can be attributed to the growth in the Company's assets which has necessitated increases in overhead expenses.

INCOME TAXES
------------

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

The Company recognized income tax expense of $156,000 and $82,000 for the first quarter of 2003 and 2002, respectively. The effective income tax rate for the Company was 36% of 2003 and 2002.

BALANCE SHEET ANALYSIS - COMPARISON AT MARCH 31, 2003 TO DECEMBER 31, 2002
--------------------------------------------------------------------------

Assets totaled $108.6 million at March 31, 2003, as compared to $107.4 million at December 31, 2002 an increase of 1.1%. Total assets remained relatively stable during the first quarter of 2003 as the Company did not see significant loan growth during the quarter.

INVESTMENT SECURITIES
---------------------

Investment securities were approximately $13.2 million, or 12% of total assets, at March 31, 2003, a decrease of $662,000 from December 31, 2002. The Company purchased $1.0 million in investment securities during the first quarter of 2003, while maturities, calls, sales and principal paydowns provided cash of $1.7 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The Company also invests in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 38.2% of the portfolio at March 31, 2003 and 38.1% at December 31, 2002.

At March 31, 2003 and December 31, 2002, 100% of the Company's portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale, was $344,000 at March 31, 2003, a decrease of $23,000 from December 31, 2002, a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----

During the first quarter of 2003, total loans outstanding decreased by approximately $155,000 to $81.0 million from $81.2 million at December 31, 2002.


                                           Loans by Type
                                           March 31, 2003      December 31, 2002
                                      ------------------------------------------
Commercial, financial and agricultural  $      25,095         $     23,447
Real estate - construction                     12,681               12,983
Real estate - mortgage                         36,614               37,694
Installment loans to individuals                7,866                8,214
Loans, gross                            $      82,256         $     82,338
Less:
Allowance for loan losses                      (1,111)              (1,047)
Unearned loan fees                                (94)                 (85)
                                      ------------------------------------------
                                       $       81,051         $     81,206
                                      ==========================================


Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                              Non-Performing Assets

                                           March 31, 2003      December 31, 2002
                                      ------------------------------------------
Non-accrual loans(1)                   $         386         $         318
Loans past due greater than 90 days
  and still accruing interest                     22                    28
Restructured loans (2)                           164                   169
Other real estate owned                            -                     -
                                      ------------------------------------------
Total Non-Performing Assets            $         572         $         515
                                      ==========================================


(1) Included in non-accrual loans are $311,000 and $132,000 of loans considered impaired as of March 31, 2003 and December 31, 2002, respectively.

(2) The $164,000 considered restructured as of March 31, 2003 is also considered impaired.


Non-accrual loans increased to $386,000 at March 31, 2003 compared to $318,000 at December 31, 2002.

          Activity in Non-Accrual Loans - Quarter Ending March 31, 2003

Non-Accrual Loans December 31, 2002                                       318
Loans paid in full                                                         (4)
Loans removed from non-accrual status                                     (78)
Loans paid down from December 31, 2002 balance                             (6)
Loans added to non-accrual status during 1Q 2003                          156
                                                         -----------------------
Non-Accrual loans March 31, 2003                                          386
                                                         =======================

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company had $5,000 in repossessed assets at March 31, 2003 and $0 at December 31, 2002. The Company has one relationship that is considered restructured as defined by accounting standards. The classification as restructured was caused by a change in the terms of the loan resulting from a deterioration in the borrower's financial condition.

DEPOSITS
--------

Deposits increased by approximately $1.5 million to $93.0 million at March 31, 2003 from $91.5 million at December 31, 2002. Core deposits, which include regular savings, money market, NOW and demand deposits, were $46.5 million, or 50.0% of total deposits, at March 31, 2003. Core deposits were 50.0% of total deposits at December 31, 2002. Time deposits totaled $46.5 million at March 31, 2003, an increase of approximately $757,000 from $45.7 million at December 31, 2002. The increase in core deposits can be primarily be attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Company's net interest margin, as these deposits typically carry lower interest rates than time deposits.


                            Deposit Balances By Type


                                           March 31, 2003      December 31, 2002
                                    --------------------------------------------
Demand Deposits:
Non-interest bearing demand accounts    $       8,594        $         8,304
NOW and money market accounts                  35,245                 34,944
Savings accounts                                2,687                  2,508
                                    --------------------------------------------
Total demand deposits                          46,526                 45,756
                                    --------------------------------------------
Term Deposits:
Less than $100,000                             30,746                 31,940
$100,000 or more                               15,716                 13,765
                                    --------------------------------------------
Total Term Deposits                            46,462                 45,705
                                    --------------------------------------------
Total Deposits                          $      92,988        $        91,461
                                    ============================================

CAPITAL
-------

During the first quarter of 2003, stockholders' equity increased $269,000 to $8.0 million, due to net income for the first quarter of 2003 of $283,000 which offset a decline in other comprehensive income of $14,000 during the first quarter of 2003.
                               Regulatory Capital
                                     TnBank
     (Wholly Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                      March 31, 2003
                                                                      ------------------------------------------------
                                                                                                              Minimum
                                                                                      Well Capitalized      Regulatory
                                                                        Bank (1)           Levels          Requirement
                                                                      ------------------------------------------------

Tier 1 Capital as a percentage of risk-weighted assets                       9.5%             6.0%              4.00%

Total Capital as a percentage of risk-weighted assets                       10.8%            10.0%              8.00%

Tier 1 capital to average assets                                             7.2%             5.0%              5.00%

                                                                                      December 31, 2002
                                                                      ------------------------------------------------
                                                                                                             Minimum
                                                                                        Well Capitalized    Regulatory
                                                                           Bank (1)          Levels        Requirement
                                                                      ------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                       9.1%             6.0%              4.00%

Total Capital as a percentage of risk-weighted assets                       10.3%            10.0%              8.00%

Tier 1 capital to average assets                                             7.1%             5.0%              5.00%



(1) TnBank is a wholly owned subsidiary of Tennessee Valley Financial Holdings, Inc.

During the first quarter of 2003, the Board of Directors of the Company authorized the repurchase of up to 2,000 of the Company's shares at $19.50 per share during the second quarter of 2003. The directors of the Company believe that the periodic repurchase of the Company's shares will assist in establishing a bona fide value for the shares and in creating a limited market for the shares, thereby enhancing the liquidity for our shareholders. The directors arrived at the $19.50 per share price based on, among other things, information provided by an independent third party, utilizing market multiples and producing a range of values in the form of an evaluation. The Board will consider additional repurchases in the future based on future the financial condition of the Company at that time. Management does not expect this program will have a material impact on the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The   Company's   primary   sources   of   liquidity   are   deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2003, the Company held $13.2 million in available-for-sale securities. Deposits increased approximately $1.5 million during the first quarter of 2003. The Company has $2.0 million in available federal funds lines and approximately $2.5 million in available borrowings from the Federal Home Loan Bank.

The Company can also enter into repurchase agreement transactions should the need for additional liquidity arise. At of March 31, 2003, the Company had $286,000 in repurchase agreement balances outstanding.

At March 31, 2003, the Company had capital of $8.0 million, or 7.4% of total assets as compared to $7.7 million, or 7.2% at December 31, 2002. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              None.

              (a) Exhibits

              99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas E. Tuck, the President and the Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. on May 14, 2003.

              99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Mark B. Holder, Senior Vice President of Tennessee Valley Financial Holdings, Inc. on May 14, 2003.

------------------

   * A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

              (b) Reports on Form 8-K

               None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.




Date:  May 14, 2003                    By:/s/ Mark B. Holder
                                          --------------------------------------
                                          Mark B. Holder, Senior Vice President
                                          (principal accounting and financial
                                          officer)

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

Date:  May 14, 2003                        /s/ Thomas E. Tuck
                                           -------------------------------------
                                           Thomas E. Tuck
                                           President and Chief Executive Officer

                     Certification of Senior Vice President
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

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

Date:  May 14, 2003                  /s/ Mark B. Holder
                                     -------------------------------------------
                                     Mark B. Holder
                                     Senior Vice President (principal accounting
                                     and financial officer)