Form 10QSB
period 2003-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2003-08-14
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             ---------   ----------

                        Commission File Number 000-49863


                    Tennessee Valley Financial Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issue as specified in its charter)


                                    Tennessee
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


              401 South Illinois Avenue, Oak Ridge, Tennessee 37830
--------------------------------------------------------------------------------
                     (Address of principal executive office)


                                   45-0471419
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


Registrant's telephone number, including area code:  (865) 483-9444

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                Yes [x]   No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 534,130 on August 6, 2003.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [x]

                                   FORM 10-QSB
                                      Index
                                                                          Page
                                                                         Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of June 30, 2003 and December 31, 2002...................3

                  Condensed Consolidated Statements of Income for the
                  three and six months ended June 30, 2003 and 2002...........4

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended June 30, 2003...............5

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2003 and 2002.....................6

                  Condensed Consolidated Statements of Comprehensive Income
                  for the six months ended June 30, 2003 and 2002.............7

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements...............................................8-11

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................12-18

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................19

      Item 2.     Changes in Securities......................................19

      Item 3.     Defaults upon Senior Securities............................19

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................19

      Item 5.     Other Information..........................................19

      Item 6.     Exhibits and Reports on Form 8-K...........................19

Signature....................................................................20

Part I - Financial Information

Item 1. Financial Statements

                    Tennessee Valley Financial Holdings, Inc.
                      Condensed Consolidated Balance Sheet

                                                          June 30, 2003
                                                           (Unaudited)              December 31, 2002
                                                     -------------------------------------------------

Assets
Cash and due from banks                                      $         3,096           $         2,018
Federal funds sold                                                     2,164                       128
                                                     -------------------------------------------------
Cash and cash equivalents                                              5,260                     2,146

Investment Securities:
Available for sale (at fair value)                                    14,122                    13,853
Loans, net                                                            81,576                    81,206
Loans held for sale, at fair value                                     3,719                     5,942
Banking premises and equipment, net                                    3,624                     3,369
Accrued interest receivable                                              558                       568
Other real estate owned                                                   20                         -
Prepaid expenses and other assets                                        419                       273
                                                     -------------------------------------------------
Total Assets                                                 $       109,298           $       107,357
                                                     =================================================

Liabilities and Stockholders' Equity
Deposits                                                     $        91,093           $        91,461
Securities sold under agreements to repurchase                           253                       282
Other borrowings                                                       8,770                     7,271
Accrued interest payable                                                 306                       347
Other liabilities                                                        541                       270
                                                     -------------------------------------------------
Total Liabilities                                            $       100,963           $        99,631
                                                     =================================================

Stockholders' Equity:
Common stock, $1.00 par value, 2,000,000
 shares authorized 534,130 issued and outstanding in
 2003 and 2002                                                           534                       534
Capital in excess of par value                                         6,487                     6,487
Retained earnings                                                      1,040                       472
Accumulated other comprehensive income                                   274                       233
                                                     -------------------------------------------------
Total Stockholders' Equity                                   $         8,335           $         7,726
                                                     =================================================
Total Liabilities and Stockholders' Equity                   $        109,298          $       107,357
                                                     =================================================




The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                   Condensed Consolidated Statements of Income
                   (in thousands except for per share amounts)
                                   (Unaudited)

                                   For the three months ended June 30            For the six months ended June 30
                                       2003                   2002                 2003                   2002
                              -----------------------------------------------------------------------------------------
Interest Income:
Loans, including fees                 $         1,457      $         1,395       $         2,917        $         2,698
Investment securities                             141                  179                   295                    365
Federal funds sold                                  8                   15                    14                     21
                              -----------------------------------------------------------------------------------------
     Total interest income                      1,606                1,589                 3,226                  3,084
                              -----------------------------------------------------------------------------------------
Interest Expense:
Deposits                                          469                  596                   986                  1,203
Advances from the Federal
  Home Loan Bank and other
  borrowings                                       83                   65                   159                    134
                              -----------------------------------------------------------------------------------------
Total interest expense                            552                  661                 1,145                  1,337
                              -----------------------------------------------------------------------------------------
Net interest income                             1,054                  928                 2,081                  1,747
Provision for loan losses                          90                   85                   163                    163
                              -----------------------------------------------------------------------------------------
Net interest income after
provision for loan losses                         964                  843                 1,918                  1,584
                              -----------------------------------------------------------------------------------------
Non-interest income
Service charges on deposit
  accounts                                         84                   71                   162                    142
Fees on sale of mortgage loans                    294                   67                   532                    163
Net gains (losses) on sales of
  investment securities available for
  sale                                              4                    1                    15                      -
Other income                                       28                   19                    42                     33
                              -----------------------------------------------------------------------------------------
Total non-interest income                         410                  158                   751                    338
                              -----------------------------------------------------------------------------------------
Non-interest expense
Salaries and employee benefits                    473                  355                   929                    699
Net occupancy expense                             128                   95                   237                    190
Data processing fees                               59                   59                   119                    116
Advertising and promotion                          22                   26                    41                     48
Office supplies and postage                        53                   49                    90                     88
Legal and professional                             28                   20                    44                     35
Loan expense                                       78                   42                   145                     77
Other                                              95                   79                   187                    168
                              -----------------------------------------------------------------------------------------
Total non-interest expense                        936                  725                 1,792                  1,421
                              -----------------------------------------------------------------------------------------
Income before income tax
  expense                                         438                  276                   877                    501
Income tax expense                                153                   99                   309                    181
                              -----------------------------------------------------------------------------------------
Net Income                             $          285       $          177        $          568         $          320
                              -----------------------------------------------------------------------------------------
Basic Earnings per Common
Share                                  $         0.53       $         0.33        $         1.06         $         0.60
Share                         =========================================================================================

Diluted Earnings per Common
Share                                  $         0.53       $         0.33        $         1.06         $         0.60
                              =========================================================================================
Weighted average common
  shares (Denominator Basic EPS)              534,130              534,130               534,130                534,130
Dilutive effect of stock options                1,611                  853                 1,611                    853
                              -----------------------------------------------------------------------------------------
Weighted average common
  shares and common stock
  equivalents                                 535,741              534,983               535,741                534,983
  (Denominator Diluted EPS)



The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2003
                                 (In Thousands)
                                   (Unaudited)


                                                                         Accumulated
                                              Capital in                    Other           Total
                                    Common    Excess of      Retained   Comprehensive  Stockholders'
                                     Stock    Par Value      Earnings   (Income (Loss)      Equity
                                 ------------------------------------------------------------------
Balances at December 31, 2002       $   534    $  6,487     $     472      $      233     $   7,726

Net income                                                        568                           568

Other comprehensive income (loss)                                                  41            41
                                 ------------------------------------------------------------------
Balances at June 30, 2003           $   534    $  6,487    $    1,040      $      274     $   8,335
                                 ==================================================================


























The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
                 Condensed Consolidated Statement of Cash Flows
                For the six months ended June 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                           2003                  2002
                                                             ------------------------------------------

Cash Flows from Operating Activities:
Net Income                                                            $      568               $    320
Adjustments to reconcile net income to
   net cash provided by operating activities:
Provision for loan losses                                                    163                    163
Amortization of premium on investment securities,
   net of accretion of discount                                               42                     22
Depreciation                                                                  78                     78
Net gain on sale of available for sale securities                            (15)                     0
Stock dividends on FHLB Stock                                                (10)                   (10)
Changes in operating assets and liabilities:
Accrued interest receivable                                                   10                      3
Other assets                                                                (170)                   (83)
Accrued interest payable and other liabilities                               230                    (39)
                                                             ------------------------------------------
  Net cash provided by operating activities                                  896                    454
                                                             ------------------------------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities            1,339                  1,307
Proceeds from maturities and calls of available for sale
  investment securities                                                    2,245                  2,812
Purchases of available for sale investment securities                     (3,805)                (4,099)
Loans originated, net of payments received                                  (553)                (6,387)
Additions to banking premises and equipment                                  (60)                   (25)
Net decrease in loans held for sale                                        2,223                  1,426
                                                             ------------------------------------------
     Net cash provided by (used in) investing activities                   1,389                 (4,966)
                                                             ------------------------------------------
Cash Flows from Financing Activities:
Increase (decrease) in deposits, net                                        (368)                 9,663
Proceeds from exercise of stock options                                        0                      1
Proceeds from securities sold under agreements to
  repurchase and other borrowings, net of principal repayments             1,197                 (1,628)
                                                             ------------------------------------------
Net cash provided by financing activities                                    829                  8,036
                                                             ------------------------------------------
Net Increase in Cash and Cash Equivalents                                  3,114                  3,524

Cash and Cash Equivalents, Beginning of Period                             2,146                  2,085
                                                             ------------------------------------------
Cash and Cash Equivalents, End of Period                             $     5,260              $   5,609
                                                             ==========================================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                     1,186                  1,401
Income taxes paid                                                            261                    114

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                       20                      -
Purchase of building financed by capital lease obligation                    273                      -
Change in unrealized gain (loss) on available for sale
  investment securities                                                       65                     85
Change in deferred tax associated with unrealized gain (loss)
   on investment securities available for sale                               (24)                   (30)
Change in net unrealized gain (loss) on available for sale
investment securities                                                         41                     55


The accompanying notes are an integral part of these financial statements.

                    Tennessee Valley Financial Holdings, Inc.
            Condensed Consolidated Statements of Comprehensive Income
                 For the six months ended June 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                       2003        2002
                                                                 -------------------------

Net Income                                                          $  568       $     320
Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities                        80              85
Reclassification adjustment for gains/losses included in net income    (15)              -
Income taxes related to unrealized gains/losses on investment
  securities                                                           (24)            (30)
                                                                 -------------------------
Other comprehensive income (loss), net of tax                           41              55
                                                                 -------------------------
Comprehensive income                                                $  609       $     375
                                                                 =========================

























The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


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

The Bank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995. The Bank provides a variety of banking services to individuals and businesses through its two offices in Oak Ridge and one office in Knoxville, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and consumer installment loans.

On May 9, 2002, the Bank's shareholders approved a share exchange agreement with the Company whereby shares of Company stock were exchanged for shares of Bank stock on a one-for-one basis. The Bank's retained earnings as of May 9, 2002, totaling $1,243,010, was transferred to capital in excess of par value on a consolidated basis.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with the audited financial statements of TnBank for the year ended December 31, 2002.

Financial information as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and cash flows for the six month periods ended June 30, 2003 and 2002 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - ACCOUNTING POLICY CHANGES
----------------------------------

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company and the Bank apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. The Company's consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 include the additional disclosures required by SFAS No. 148, but management does not anticipate this statement having a significant impact on the Company's consolidated financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement intends to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133 and clarifies when a derivative contains a financial component. The statement also amends the definition of an underlying to conform it to Financial Accounting Standards Board Statement No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability or (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

NOTE 3 - COMMITMENTS
--------------------

As of June 30, 2003, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $9.7 million and commitments to advance existing home equity and other credit lines in the amount of $12.2 million. In addition, the Company has also conveyed $855,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS
-------------------------

The following table summarizes the Company's other borrowings as of June 30, 2003 and December 31, 2002, respectively.

                                      June 30, 2003         December 31, 2002
                                 -----------------------------------------------
Federal Home Loan Bank Advances        $     8,500            $      7,270
Capital Lease Obligations                      270                       -

Total Other Borrowings                 $     8,770            $      7,270

NOTE 5 - STOCK OPTIONS
----------------------

The Company has two stock option plans that are described more fully below. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated income , as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions under SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


(In Thousands, Except Per Share Data)
                                                      Quarter Ended June 30,           Six Months Ended June 30,
                                                    ---------------------------------------------------------------------
                                                        2003           2002               2003              2002
                                                    ---------------------------------------------------------------------
Net Income, as Reported                             $    285      $     177         $     568              $ 320
Less: Total Stock-Based Employee Compensation
  Expense Determined Under Fair Value Based Method
  for All Awards, Net of Related Tax Effects               0            (1)                 0                 (1)
                                                    ---------------------------------------------------------------------
Pro Forma Net Income                                $    285      $     176         $     568              $ 319
                                                    =====================================================================
Earnings Per Share:
                                                    ---------------------------------------------------------------------
   Basic - as Reported                              $   0.53      $    0.33         $    1.06              $ 0.60
                                                    ---------------------------------------------------------------------
   Basic - Pro Forma                                $   0.53      $    0.33         $    1.06              $ 0.60
                                                    ---------------------------------------------------------------------
   Diluted - as Reported                            $   0.53      $    0.33         $    1.06              $ 0.60
                                                    ---------------------------------------------------------------------
   Diluted - Pro Forma                              $   0.53      $    0.33         $    1.06              $ 0.60
                                                    =====================================================================



Directors Stock Option Plan - In 1995, the Bank awarded nontransferable stock options to certain directors and advisory directors. These options provided for the purchase of 105,000 shares at a price of $10 per share for options exercised prior to May 23, 1998, and $12 per share for options exercised after May 23, 1998. All options expire ten years after the date the options were granted. Additionally, the options provided for the conversion of options into shares based on the fair value of the options at the date of conversion. All remaining unexercised options totaling 46,833 expired in May 2000.

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which were vested and remained unexercised as of June 30, 2003. In the first quarter of 2002, options for 100 shares were exercised (none exercised in prior periods).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter and six month period ending June 30, 2003 and 2002.

Dividend Yield                                                        1.37%
Expected Life                                                        6 years
Expected Volatility                                                    10%
Risk-Free Interest Rate                                                5.2%

A summary of the status of the Company's stock option plans is presented below:

                           Six Months Ended June 30,   Six Months Ended June 30,
                                      2003                         2002
                          Shares   Weighted Average    Shares   Weighted Average
                                   Exercise Price                Exercise Price
                     -----------------------------------------------------------
Outstanding at
  Beginning of Period      14,500    $   16.00         14,600        $   16.00
Granted                         0                           0
Exercised                       0                        (100)           16.00
Forfeited                       0                           0
Outstanding at         ----------                 -----------
  End of Period            14,500    $   16.00         14,500        $   16.00
Options Exercisable
  at Period-End            14,500    $   16.00         14,500        $   16.00
                       ==========                 ===========

Weighted Average Fair
  Value of Options Granted
  During the Period          N/A                          N/A

Information pertaining to options outstanding at June 30, 2003 is as follows:

                                                        Weighted Average                                         Weighted
                                        Number       Remaining Contractual  Weighted Average     Number           Average
   Range of Exercise Prices           Outstanding             Life           Exercise Price    Exercisable    Exercise Price
   ------------------------           -----------    ---------------------  ----------------   -----------    --------------

$16.00 - $16.00                          14,500            5.8 years            $    16           14,500          $    16


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2003 AND 2002


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

For the three months ending June 30, 2003, the Company earned net income of $285,000 or $0.53 per share as compared to $177,000 or $0.33 per share for the corresponding period in 2002. For the first two quarters of 2003 the Company earned net income of $568,000 or $1.06 per share, compared to $320,000 or $0.60 per share during the first two quarters of 2002. The increase in net income for the second quarter of 2003 and first two quarters of 2003 is primarily due to the growth in net interest income and non-interest income outpacing the growth in non-interest expense. The table below presents certain key financial ratios for the first three quarters of 2003 and 2002 respectively.

                                          For the six months ending June 30,
                                                2003                2002
Return on Average Assets                        1.05%               0.67%
Return on Average Equity                       14.17%               9.14%
Earnings per share - basic                  $   1.06           $    0.60


NET INTEREST INCOME
-------------------

Net interest income was $2.1 million for the first two quarters of 2003, an increase of approximately 19% or $334,000 over the same period in 2002. The increase in net interest income was due to the increase in the average earning assets of the Company and improvement in the Company's net interest margin compared to the first two quarters of 2002. The Company's net interest margin improved as the rates on the Company's interest-bearing deposits decreased to a greater degree than the yield on the Company's interest-bearing assets. Average loans increased approximately $10.5 million to $82.8 million at June 30, 2003, as compared to $72.3 million at June 30, 2002. Average loans were approximately 84% of total earning assets at June 30, 2003 and 81% at June 30, 2002.

The yield on total earning assets declined 37 basis points for the first two quarters of 2003 as compared to the first two quarters of 2002. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2002 and 2003 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) Additionally, new earning assets (i.e. loans originated, securities purchased) during 2002 and 2003 were added at lower yields. Loan yields declined 42 basis points to 7.04% for the first two quarters of 2003 as compared to 7.46% for the first two quarters of 2002 due to reasoning discussed above. Investment yields declined 69 basis points during the first two quarters as compared to the same period in 2002 again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 35 basis points due to the decline in interest rates.

Total interest expense was approximately $1.1 million for the first two quarters of 2003, a 14% decrease as compared to the same period in 2002. The average rate on interest-bearing deposits was 2.36% for the first two quarters of 2002, 94 basis points lower than the average rate on interest-bearing deposits during the first two quarters of 2002. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates since 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, the Company's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on the Company's deposits continued to decline as the Company repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 4.11% for the first two quarters of 2003 and 4.48% for the first quarters of 2002. The decline in rates on borrowed funds can also be attributed to a lower interest rate environment. The overall rate on interest-bearing liabilities was 2.31% for the first two quarters of 2003 compared to 3.14% for the same period in 2002.



                                        Six Months Ended (In thousands)               Six Months Ended (In thousands)
                                           June 30, 2003                                June 30, 2002
                                   ------------------------------------------------------------------------------------------
                                   Average Balance    Interest    Yield/Rate    Average Balance      Interest      Yield/Rate
                                   ------------------------------------------------------------------------------------------

Loans (1) (2)                           $  82,815      $  2,917       7.04%       $  72,349         $  2,698         7.46%
Investment securities (3) (5)              13,324           320       4.80%          14,001              384         5.49%
Federal funds sold                          2,373            14       1.18%           2,743               21         1.53%
                                   ------------------------------------------------------------------------------------------
Total earning assets                       98,512         3,251       6.60%          89,093            3,103         6.97%
Other assets                                9,441                                     6,213
Total Assets                              107,953                                    95,306
                                   =================                          ================

Interest-bearing deposits                  83,532           986       2.36%          72,993            1,203         3.30%
Demand deposits                             7,871             -       0.00%           6,165                -         0.00%

Securities sold under agreements
  to repurchase and other borrowings        7,735           159       4.11%           5,978              134         4.48%
                                   ---------------------------------------------------------------------------------------
Total rate-bearing liabilities             99,138         1,145       2.31%          85,136            1,337         3.14%
Other Liabilities                             799                                     3,164
                                   -----------------                          ----------------
Total Liabilities                          99,937                                    88,300
Total Stockholders' Equity                  8,016                                     7,006
Total Liabilities and
Stockholders' Equity                      107,953                                    95,306
                                   =================                          ================

Net interest income                                    $  2,106                                     $  1,766

Net interest spread                                                   4.29%                                          3.83%
                                                                 ============                                   =============
Net interest margin (4)                                               4.28%                                          3.97%
                                                                 ============




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

PROVISION  FOR LOAN LOSSES
-------------------------

Provision for loan losses was $163,000 during the first two quarters of 2003 and 2002. Provision for loan losses for the second quarter of 2003 was $90,000 compared to $85,000 for the same period in 2002. The balance of the allowance for loan losses at June 30, 2003 was $1.2 million (1.35% of gross loans) compared to $1.0 million (1.27% of gross loans) at December 31, 2002. Net charge offs for the first two quarters of 2003 were $41,000 as compared to $171,000 for the first two quarters of 2002. As a percentage of average loans, the annualized rate of net charge offs was 0.10% for the first two quarters of 2003 compared to a 0.33% ratio for fiscal 2002.

                                              Analysis of the Allowance for
                                                      Loan Losses
                                            For the Six Months Ended June 30,
                                           2003                         2002
                                     -------------------------------------------
Average Loans Outstanding                 82,815                      72,349
                                     ===========================================
Allowance at beginning of period           1,047                         811
Charge-offs:
Commercial, financial and agricultural         6                          80
Real Estate - construction                     -                           -
Real Estate - mortgage                        14                          21
Installment - consumer                        32                          94
Other                                          -                           -
                                     -------------------------------------------
Total charge-offs                             52                         195
                                     -------------------------------------------
Recoveries:
Commercial, financial and agricultural         -                           -
Real Estate - construction                     -                           -
Real Estate - mortgage                         -                           -
Installment - consumer                        11                          24
Other                                          -                           -
                                     -------------------------------------------
Total recoveries                              11                          24
                                     -------------------------------------------
Net charge-offs                               41                         171
                                     -------------------------------------------
Provision for loan losses                    163                         163
                                     -------------------------------------------
Balance at end of period               $   1,169                  $      803
                                     ===========================================
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                         0.05%                       0.24%


As of June 30, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. During 2002, management intensified its efforts with respect to review and oversight of the loan portfolio in response to a weakening economy. These efforts have resulted in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME
-------------------

Total non-interest income was approximately $751,000 for the first two quarters of 2003 compared to $338,000 for the same period in 2002. Fees on sales of mortgage loans increased to $532,000 during the first two quarters of 2003 as compared to approximately $163,000 during the first two quarters of 2002. Management attributes the increase in fees on sales of mortgage loans to an increase in the volume of loans sold due to lower mortgage rates. Service charges on deposit accounts increased 14% during the first two quarters of 2003 as compared to the same period in 2002.

Total non-interest income for the second quarter of 2003 was $410,000, an increase of $252,000 over the second quarter of 2002. Management attributes the majority of this increase to increases in fees on mortgage loans sold.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled approximately $1.8 million during the first two quarters of 2003 as compared to $1.4 million during the first two quarters of 2002. Non-interest expense (annualized) as a percent of total average assets was 3.32% for the first two quarters of 2003 compared to 2.98% for the first two quarters of 2002. The increase in non-interest expense during the first two quarters of 2003 as compared to the same period in 2002 can be primarily attributed to increases in salaries and employee benefits, and loan expense. Most of these increases can be attributed to the growth in the Company's assets which has necessitated increases in overhead expenses. Additionally, the increase in salaries and employee benefits can be attributed to increases in commissions paid to employees of the Company's mortgage department. These commissions have increased over 2002 levels due to the increased volume of loans sold, which resulted in increased fee income on mortgage loans sold.

Non-interest expense totaled $936,000 for the second quarter of 2003, an increase of $211,000 or 29% over the second quarter of 2002. The increase in non-interest expense for the second quarter of 2003 can again be attributed to increases in salaries and employee benefits and loan expense.

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

The Company recognized income tax expense of $309,000 and $181,000 for the first two quarters of 2003 and 2002, respectively. The effective income tax rate for the Company was 35% for the first two quarters of 2003 and 36% for the same period in 2002. Income tax expense totaled $153,000 for the second quarter of 2003, an increase of $54,000 over the second quarter of 2002.


BALANCE SHEET ANALYSIS - COMPARISON AT JUNE 30, 2003 TO DECEMBER 31, 2002
-------------------------------------------------------------------------

Assets totaled $109.3 million at June 30, 2003, as compared to $107.4 million at December 31, 2002 an increase of 1.8%. Total assets remained relatively stable during the first two quarters of 2003 as the Company did not see significant loan growth during this period.

INVESTMENT SECURITIES
---------------------

Investment securities were approximately $14.1 million, or 13% of total assets, at June 30, 2003, an increase of $269,000 from December 31, 2002. The Company purchased $3.8 million in investment securities during the first two quarters of 2003, while maturities, calls, sales and principal paydowns provided cash of $3.6 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The Company also invests in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 39.4% of the portfolio at June 30, 2003 and 38.1% at December 31, 2002.

At June 30, 2003 and December 31, 2002, 100% of the Company's portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale, was $431,000 at June 30, 2003, an increase of $65,000 from December 31, 2002, a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----
During the first two quarters of 2003, loans increased $370,000 to $81.6 million at June 30, 2003.

                                            June 30, 2003      December 31, 2002
                                         ---------------------------------------
 Commercial, financial and agricultural       $   26,046           $    23,447
 Real estate - construction                       11,977                12,983
 Real estate - mortgage                           36,852                37,694
 Installment loans to individuals                  7,984                 8,214
                                         ---------------------------------------
 Loans, gross                                 $   82,859           $    82,338
                                         =======================================
 Less:
 Allowance for loan losses                        (1,169)               (1,047)
 Unearned loan fees                                 (114)                  (85)
                                         ---------------------------------------
                                              $   81,576           $    81,206
                                         =======================================



Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.



                                                    Non-Performing Assets
                                              June 30, 2003    December 31, 2002
                                              ----------------------------------
Non-accrual loans(1)                             $    562         $       318
Loans past due greater than 90 days and still
  accruing interest                                   276                  28
Restructured loans (2)                                149                 169
Other real estate owned                                20                   -
                                              ----------------------------------
Total Non-Performing Assets                      $    987         $       515
                                              ==================================


(1) Included in non-accrual loans are $332,000 and $132,000 of loans considered impaired as of June 30, 2003 and December 31, 2002, respectively

(2) The $149,000 considered restructured as of June 30, 2003 is also considered impaired.


Non-accrual loans increased to $562,000 at June 30, 2003 compared to $318,000 at December 31, 2002.

        Activity in Non-Accrual Loans - Six Months Ending June 30, 2003

Non-Accrual Loans December 31, 2002
                                                                      318
Loans paid in full
                                                                       (4)
Loans removed from non-accrual status
                                                                      (78)
Loans paid down from December 31, 2002 balance
                                                                      (28)
Loans added to non-accrual status during
  the first and second quarter of 2003                                354
                                                            ---------------
Non-Accrual loans at June 30, 2003                                    562
                                                            ===============



A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company had $27,000 in repossessed assets at June 30, 2003 and $0 at December 31, 2002. The Company has one relationship that is considered restructured as defined by accounting standards. The classification as restructured was brought on by a change in the terms of the loan brought on by a deterioration in the borrower's financial condition.

DEPOSITS
--------

Deposits declined approximately $368,000 to $91.1 million at June 30, 2003 from $91.5 million at December 31, 2002. Core deposits, which include regular savings, money market, NOW and demand deposits, were $47.6 million, or 52.3% of total deposits, at June 30, 2003. Core deposits were 50.0% of total deposits at December 31, 2002. Time deposits totaled $43.5 million at June 30, 2003, a decrease of approximately $2.2 million from $45.7 million at December 31, 2002. The increase in core deposits can be primarily attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits. The decrease in time deposits can be attributed to less aggressive deposit pricing for time deposits during the second quarter of 2003, which resulted in a lower retention of maturing time deposits.

                                                     Deposit Balances By Type
                                                 June 30, 2003 December 31, 2002
                                               ---------------------------------
Demand Deposits:
Non-interest bearing demand accounts             $     9,502       $      8,304
NOW and money market accounts                         35,321             34,944
Savings accounts                                       2,780              2,508
                                               ---------------------------------
Total demand deposits                                 47,603             45,756
                                               ---------------------------------
Term Deposits:
Less than $100,000                                    27,549             31,940
$100,000 or more                                      15,941             13,765
                                               ---------------------------------
Total Term Deposits                                   43,490             45,705
                                               ---------------------------------
Total Deposits                                   $    91,093       $     91,461
                                               =================================

CAPITAL
-------

During the first two quarters of 2003, stockholders' equity increased $609,000 to $8.3 million, due to net income for the first two quarters of 2003 of $568,000 and an increase in other comprehensive income of $41,000 during the same period.


                                                                                    Regulatory Capital
                                                                                           TnBank
                                                           (Wholly  Owned  Subsidiary of Tennessee Valley Financial Holdings, Inc.)
                                                                                         June 30, 2003
                                                                                          Well
                                                                                      Capitalized        Minimum Regulatory
                                                                        Bank (1)         Levels              Requirement
                                                                -------------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                    9.8%            6.0%                4.00%

Total Capital as a percentage of risk-weighted assets                    11.1%           10.0%                8.00%

Tier 1 capital to average assets                                          7.4%            5.0%                5.00%




                                                                                       December 31, 2002
                                                                                         Well
                                                                                     Capitalized      Minimum Regulatory
                                                                      Bank (1)          Levels           Requirement
                                                              -------------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                    9.1%            6.0%          4.00%

Total Capital as a percentage of risk-weighted assets                    10.3%           10.0%          8.00%

Tier 1 capital to average assets                                          7.1%            5.0%          5.00%


(1) TnBank is a wholly owned subsidiary of Tennessee Valley Financial Holdings, Inc.


During the first quarter of 2003, the Board of Directors of the Company approved a resolution authorizing the repurchase of up to 2,000 of the Company's shares at $19.50 per share during the second quarter of 2003. The directors of the Company believe that the periodic repurchase of the Company's shares will assist in establishing a bona fide value for the shares and assist in creating a limited market for the shares, thereby enhancing the liquidity for our shareholders. The directors arrived at the $19.50 per share price based on, among other things, information provided by an independent third party, utilizing market multiples and coming up with a range of values in the form of an evaluation. The Board will consider additional repurchases in the future based on the financial condition of the Company at that time. Management does not expect this program will have a material impact on the financial position of the Company. No shares were repurchased during the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The   Company's   primary   sources   of   liquidity   are   deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At June 30, 2003, the Company held $14.1 million in available-for-sale securities. Deposits decreased approximately $368,000 during the first two quarters of 2003. The Company has $2.0 million in available federal funds lines and approximately $2.5 million in available borrowings from the Federal Home Loan Bank.

The Company can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2003, the Company had $253,000 in repurchase agreement balances outstanding.

At June 30, 2003, the Company had capital of $8.3 million, or 7.6% of total assets as compared to $7.7 million, or 7.2% at December 31, 2002. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's President and Chief Executive Officer and its Senior Vice President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

Proposal 1 - To elect nine directors to serve until the next Annual Meeting of Shareholders and until their successor is elected and qualified:


                                            For       Against     Abstain
                                        -------------------------------------

J. Michael Anderson                     356,456          -            8,550

Larry Beeman                            356,456          -            8,550

A.P. Cappiello                          354,206          -           10,800

Victor I. Dodson                        364,456          -              550

J. Frank Jamison                        356,456          -            8,550

Terry L. Kerbs                          356,356          -            8,650

Thomas E. Tuck                          364,456          -              550

Thomas D. Moye                          356,356          -            8,650

W. Robert Witt                          356,356          -            8,650

Proposal 2 - To ratify the appointment of Pugh & Company, Certified Public Accountants, as auditors for the Company for 2003

                                          For       Against        Abstain
                                        -------------------------------------
                                        357,956      2,000            5,050

Item 5    Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits.

          Exhibit 31.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Mark B. Holder, Senior Vice President and Cashier of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification of Mark B. Holder, Senior Vice President and Cashier of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

                  None

                                   FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.




Date: August 14, 2003            By:  /s/  Mark B. Holder
                                 -----------------------------------------------
                                 Mark B. Holder, Senior Vice President