Form 10QSB
period 2003-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2003-11-14
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             --------------  --------------

                        Commission File Number 000-49863


                    Tennessee Valley Financial Holdings, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issue as specified in its charter)


 Tennessee                                                       45-0471419
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

              401 South Illinois Avenue, Oak Ridge, Tennessee 37830
              -----------------------------------------------------
                     (Address of principal executive office)



                                 (865) 483-9444
                           ---------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X]   No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 534,130 on November 5, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [ ]

                                                   FORM 10-QSB
                                                      Index

                                                                                                         Page
                                                                                                         Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of September 30, 2003 and December 31, 2002..............................................3

                  Condensed Consolidated Statements of Income
                  for the three and nine months ended September 30, 2003 and 2002.............................4

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2003.........................................5

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2003 and 2002...............................................6

                  Condensed Consolidated Statements of Comprehensive Income
                  for the nine months ended September 30, 2003 and 2002.......................................7

                  Notes to Unaudited Condensed Consolidated Financial Statements...........................8-11

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................................12-18

      Item 3.     Controls and Procedures....................................................................19



PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................................19

      Item 2.     Changes in Securities......................................................................19

      Item 3.     Defaults upon Senior Securities............................................................19

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................19

      Item 5.     Other Information..........................................................................19

      Item 6.     Exhibits and Reports on Form 8-K...........................................................19

Signature....................................................................................................20

Part I - Financial Information
Item 1.  Financial Statements

                    Tennessee Valley Financial Holdings, Inc.
                      Condensed Consolidated Balance Sheet

                                                             September 30, 2003
                                                                (Unaudited)          December 31, 2002
                                                      -------------------------------------------------
Assets
Cash and due from banks                                     $          1,520          $          2,018
Federal funds sold                                                     3,802                       128
                                                      -------------------------------------------------
Cash and cash equivalents                                              5,322                     2,146

Investment securities available for sale, at fair value               14,141                    13,853
Loans, net                                                            81,311                    81,206
Loans held for sale, at fair value                                     2,455                     5,942
Banking premises and equipment, net                                    3,668                     3,369
Accrued interest receivable                                              472                       568
Other real estate owned                                                   20                         -
Prepaid expenses and other assets                                        420                       273
                                                      -------------------------------------------------
Total Assets                                                $        107,809          $        107,357
                                                      =================================================
Liabilities and Stockholders' Equity
Deposits                                                    $         89,519          $         91,461
Securities sold under agreements to repurchase                           254                       282
Other borrowings                                                       8,766                     7,271
Accrued interest payable                                                 251                       347
Other liabilities                                                        530                       270
                                                      -------------------------------------------------
Total Liabilities                                           $         99,320          $         99,631
                                                      =================================================

Stockholders' Equity:
Common stock, $1.00 par value, 2,000,000
 shares authorized 534,130 issued and outstanding                        534                       534
Capital in excess of par value                                         6,487                     6,487
Retained earnings                                                      1,328                       472
Accumulated other comprehensive income                                   140                       233
                                                      -------------------------------------------------
Total Stockholders' Equity                                  $          8,489          $          7,726
                                                      =================================================

                                                      -------------------------------------------------
Total Liabilities and Stockholders' Equity                  $        107,809          $        107,357
                                                      =================================================



The accompanying notes are an integral part of these financial statements.


                                       Tennessee Valley Financial Holdings, Inc.
                                      Condensed Consolidated Statements of Income
                                      (in thousands except for per share amounts)
                                                      (Unaudited)
                                For the three months ended September 30       For the nine months ended September 30
                                       2003                   2002                 2003                   2002
                              ------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees       $         1,467      $         1,463       $         4,384        $         4,161
  Investment securities                   132                  173                   427                    538
  Federal funds sold                        4                    4                    18                     25
                              ------------------------------------------------------------------------------------------
  Total interest income                 1,603                1,640                 4,829                  4,724
                              ------------------------------------------------------------------------------------------
Interest Expense:
  Deposits                                400                  547                 1,386                  1,750
  Advances from the Federal Home
  Loan Bank and other borrowings           89                   74                   248                    208
                              ------------------------------------------------------------------------------------------
Total interest expense                    489                  621                 1,634                  1,958
                              ------------------------------------------------------------------------------------------
Net interest income                     1,114                1,019                 3,195                  2,766
  Provision for loan losses                77                  133                   240                    296
                              ------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses             1,037                  886                 2,955                  2,470
                              ------------------------------------------------------------------------------------------
Non-interest income
  Service charges on deposit
    accounts                               93                   80                   255                    222
  Fees on sale of mortgage
    loans                                 251                  105                   783                    268
  Net gains (losses) on sales
    of investment securities
    available for sale                     30                    3                    45                      3
  Other income                              8                   28                    50                     62
                              ------------------------------------------------------------------------------------------
Total non-interest income                 382                  216                 1,133                    555
                              ------------------------------------------------------------------------------------------
Non-interest expense
  Salaries and employee benefits          494                  379                 1,423                  1,078
  Net occupancy expense                   127                  104                   364                    294
  Data processing fees                     67                   59                   186                    175
  Advertising and promotion                19                   16                    60                     64
  Office supplies and postage              51                   27                   141                    115
  Legal and professional                   26                   13                    70                     48
  Loan expense                             94                   69                   239                    146
  Other                                    83                  114                   270                    282
                             ------------------------------------------------------------------------------------------
Total non-interest expense                961                  781                 2,753                  2,202
                             ------------------------------------------------------------------------------------------
Income before income tax
  expense                                 458                  321                 1,335                    823
  Income tax expense                      170                  115                   479                    296
                             ------------------------------------------------------------------------------------------
Net Income                    $           288       $          206        $          856         $          527
                             ------------------------------------------------------------------------------------------
Basic Earnings per Common
  Share                       $          0.54       $         0.39        $         1.60         $         0.99
                             ==========================================================================================
Diluted Earnings per Common
  Share                       $          0.53       $         0.39        $         1.59         $         0.99
                             ==========================================================================================
Weighted average common shares
  (Denominator Basic EPS)             534,130              534,130               534,130                534,130
Dilutive effect of stock options        2,603                  853                 2,603                    853
                              ------------------------------------------------------------------------------------------
Weighted average common shares
  and common stock equivalents
  (Denominator Diluted EPS)           536,733              534,983               536,733                534,983



The accompanying notes are an integral part of these financial statements.


                                Tennessee Valley Financial Holdings, Inc.
                   Condensed Consolidated Statement of Changes in Stockholders' Equity
                               For the nine months ended September 30, 2003
                                          (In Thousands)
                                            (Unaudited)

                                 Common     Capital in    Retained      Accumulated       Total
                                   Stock     Excess of    Earnings         Other      Stockholders'
                                              Par Value                Comprehensive      Equity
                                                                       Income (Loss)
                                 -------------------------------------------------------------------

Balances at December 31, 2002     $   534    $   6,487     $    472        $    233     $   7,726

Net income                                                      856                           856

Other comprehensive income (loss)                               (93)            (93)

                                 -------------------------------------------------------------------
Balances at September 30, 2003    $   534    $  6,487      $  1,328        $    140     $   8,489
                                 ===================================================================



































The accompanying notes are an integral part of these financial statements.


                               Tennessee Valley Financial Holdings, Inc.
                            Condensed Consolidated Statement of Cash Flows
                         For the nine months ended September 30, 2003 and 2002
                                            (In Thousands)
                                              (Unaudited)

                                                                            2003                  2002
                                                                -------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                            $     856               $     527
Adjustments to reconcile net income to
   net cash provided by operating activities:
Provision for loan losses                                                   240                     296

Amortization of premium on investment securities,
   net of accretion of discount                                              49                      35

Depreciation                                                                116                     116

Net (gain) loss on sale of available for sale securities                    (45)                     (3)

Stock dividends on FHLB Stock                                               (16)                    (15)

Changes in operating assets and liabilities:
Accrued interest receivable                                                  96                      24

Other assets                                                                (91)                   (217)

Accrued interest payable and other liabilities                              164                     118
                                                             -------------------------------------------
     Net cash provided by operating activities                            1,369                     881
                                                             -------------------------------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities           1,843                   1,958

Proceeds from maturities and calls of available for sale
     investment securities                                                2,990                   3,324

Purchases of available for sale investment securities                    (5,258)                 (4,597)

Loans originated, net of payments received                                 (365)                 11,742)

Additions to banking premises and equipment                                (142)                    (64)

Net (increase) decrease in loans held for sale                            3,487                  (1,781)
                                                             -------------------------------------------
     Net cash used in investing activities                                2,555                 (12,902)
                                                             -------------------------------------------

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net                                     (1,942)                 11,504
Proceeds from exercise of stock option                                        0                       1
Proceeds from securities sold under agreements to
repurchase and other borrowings, net of principal repayments              1,194                   1,082
                                                             -------------------------------------------
Net cash provided by financing activities                                  (748)                 12,587
                                                             -------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                      3,176                     566

Cash and Cash Equivalents, Beginning of Period                            2,146                   2,085
                                                             -------------------------------------------
Cash and Cash Equivalents, End of Period                              $   5,322               $   2,651
                                                             ===========================================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and Federal Home Loan
     Bank advances                                                        1,730                   2,054
Income taxes paid                                                           299                     246


Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                      20                      45
Purchase of building financed by capital lease obligation                   273                       0
Change in unrealized gain (loss) on available for sale                     (149)                    218
     investment securities
Change in deferred tax associated with unrealized gain (loss)
     on investment securities available for sale                            (56)                     79

Change in net unrealized gain (loss) on available for sale
     investment securities                                                  (93)                    139

The accompanying notes are an integral part of these financial statements.


                    Tennessee Valley Financial Holdings, Inc.
            Condensed Consolidated Statements of Comprehensive Income
              For the nine months ended September 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)
                                                                        2003        2002
                                                                 -------------------------

Net Income                                                          $   856       $   527
Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities                       (104)          221
Reclassification adjustment for gains/losses included in net
  income                                                                (45)           (3)
Income taxes related to unrealized gains/losses on investment
  securities                                                             56           (79)
                                                                 -------------------------
Other comprehensive income (loss), net of tax                           (93)          139
                                                                 -------------------------
Comprehensive income                                                $   763       $   666
                                                                 =========================
























The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


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

Financial information as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine month periods ended September 30, 2003 and 2002 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - ACCOUNTING POLICY CHANGES
----------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company and Bank do not have any legal obligations as described above, this statement has not had any impact on their financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

NOTE 3 - COMMITMENTS
--------------------

As of September 30, 2003, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $11.2 million and commitments to advance existing home equity and other credit lines in the amount of $13.2 million. In addition, the Company has also conveyed $656,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS
-------------------------

The following table summarizes the Company's other borrowings as of September 30, 2003 and December 31, 2002, respectively.


                                     September 30, 2003       December 31, 2002
                                 -----------------------------------------------
Federal Home Loan Bank Advances         $     8,500            $      7,270
Capital Lease Obligations                       266                       -

Total Other Borrowings                  $     8,766            $      7,270

NOTE 5 - STOCK OPTIONS
----------------------

The Company has two stock option plans that are described more fully below. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions under SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


(In Thousands, Except Per Share Data)


                                                  Quarter Ended September 30,      Nine Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                         2003           2002            2003                2002
                                               ---------------------------------------------------------------------

Net Income, as Reported                             $    288       $    206          $    856              $    527
Less: Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value Based
   Method for All Awards, Net of Related Tax Effects       0             (1)                0                    (2)
                                               ---------------------------------------------------------------------
Pro Forma Net Income                                $    288       $    205          $    856              $    525
                                               =====================================================================
Earnings Per Share:
                                               ---------------------------------------------------------------------
   Basic - as Reported                              $   0.54       $   0.39          $   1.60              $   0.99
                                               ---------------------------------------------------------------------
   Basic - Pro Forma                                $   0.54       $   0.38          $   1.60              $   0.98
                                               ---------------------------------------------------------------------
   Diluted - as Reported                            $   0.53       $   0.39          $   1.59              $   0.99
                                               ---------------------------------------------------------------------
   Diluted - Pro Forma                              $   0.53       $   0.38          $   1.59              $   0.98
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

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Bank. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which are vested and remain unexercised as of September 30, 2003. In the first quarter of 2002, options for 100 shares were exercised. No options were exercised in prior periods.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter and nine month period ending September 30, 2003 and 2002.


Dividend Yield                                                        1.37%
Expected Life                                                        6 years
Expected Volatility                                                    10%
Risk-Free Interest Rate                                                5.2%

A summary of the status of the Company's stock option plans is presented below:

                                        Nine Months Ended September 30,       Nine Months Ended September 30,
                                                     2003                                 2002
                                                     Weighted Average                       Weighted Average
                                          Shares      Exercise Price          Shares         Exercise Price
                                      --------------------------------------------------------------------------
Outstanding at
   Beginning of Period                      14,500            $     16.00           14,600            $   16.00
Granted                                          0                                       0
Exercised                                        0                                    (100)               16.00
Forfeited                                        0                                       0
Outstanding at                          ----------                              ----------
   End of Period                            14,500            $     16.00           14,500            $   16.00
Options Exercisable
   at Period-End                            14,500            $     16.00           14,500            $   16.00
                                        ==========                              ==========
Weighted Average Fair
   Value of Options Granted
   During the Period                          N/A                                      N/A


Information pertaining to options outstanding at September 30, 2003 is as follows:

                                                        Weighted Average       Weighted                      Weighted
                                          Number            Remaining           Average         Number        Average
      Range of Exercise Prices         Outstanding      Contractual Life      Exercise Price   Exercisable Exercise Price
      ------------------------         -----------      ----------------      --------------   ----------- ---------------
$16.00 - $16.00                         14,500             5.5 years             $    16          14,500        $   16

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

On October 21, 2003, the Board of Directors of the Company declared a cash dividend of $0.35 per share to shareholders of record on November 15, 2003. No assurances can be given that any future dividends will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods. For additional information, see the section entitled "Description of Business - Payent of Dividends" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING  SEPTEMBER 30,
--------------------------------------------------------------------------------
2003 AND 2002
-------------

GENERAL
-------

TnBank (the "Bank") was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank. The Bank commenced operations on May 30, 1995. On May 9, 2002 a Plan of Exchange was consummated between the and Tennessee Valley Financial Holdings, Inc. (the "Company") in which Bank common shares were exchanged for Company common shares on a one for one basis, as provided for in the Plan of Exchange. The Plan of Exchange was approved by the Bank shareholders on April 30, 2002. The Company was formed February 15, 2002 under the laws of the State of Tennessee for the purpose of acquiring the Bank by means of the share exchange, and becoming a registered bank holding company under the Federal Reserve Act. The Company's only activity is owning the Bank and the board of directors of the Company are the same as the Bank.

For the three months ending September 30, 2003, the Company earned net income of $288,000 or $0.54 per share as compared to $206,000 or $0.39 per share for the corresponding period in 2002. For the first three quarters of 2003 the Company earned net income of $856,000 or $1.60 per share, compared to $527,000 or $0.99 per share during the first three quarters of 2002. The increase in net income for the third quarter of 2003 and first three quarters of 2003 is primarily due to an increase in non-interest income (primarily fees on sales of mortgage loans), a reduction in interest expense and related growth in net interest income outpacing the growth in non-interest expense. The table below presents certain key financial ratios for the first three quarters of 2003 and 2002 respectively.

                                  For the nine months ending September 30,
                                          2003                 2002
                                          ----                 ----
Return on Average Assets                  1.06%                0.73%
Return on Average Equity                 14.02%                9.81%
Earnings per share - basic           $    1.60            $    0.99


NET INTEREST INCOME
-------------------

Net interest income was $3.2 million for the first three quarters of 2003, an increase of approximately 15.5% or $429,000 over the same period in 2002. The increase in net interest income was due to the increase in the average earning assets of the Company and improvement in the Company's net interest margin compared to the first three quarters of 2002. The Company's net interest margin improved as the rates on the Company's interest-bearing deposits decreased to a greater degree than the yield on the Company's interest-bearing assets. Average loans increased approximately $8.8 million to $83.1 million at September 30, 2003, as compared to $74.3 million at September 30, 2002. Average loans were approximately 84.5% of total earning assets at September 30, 2003 and 82% at September 30, 2002.

The yield on total earning assets declined 43 basis points for the first three quarters of 2003 as compared to the first three quarters of 2002. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2002 and 2003 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) contributed to the decline. Additionally, new earning assets (i.e. loans originated and securities purchased) during 2002 and 2003 were added at lower yields. Loan yields declined 44 basis points to 7.03% for the first three quarters of 2003 as compared to 7.47% for the first three quarters of 2002 due to reasons discussed above. Investment yields declined 74 basis points during the first three quarters as compared to the same period in 2002, again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 40 basis points due to the decline in interest rates.

Total interest expense was approximately $1.6 million for the first three quarters of 2003, a 16.5% decrease as compared to the same period in 2002. The average rate on interest-bearing deposits was 2.23% for the first three quarters of 2003, 83 basis points lower than the average rate on deposits during the first three quarters of 2003. The decrease in the rates on deposits during 2003 as compared to 2002 can be attributed to the decline in interest rates since 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, the Company's deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on the Company's deposits continued to decline as the Company repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 4.01% for the first three quarters of 2003 and 4.80% for the first three quarters of 2002. The decline in rates on borrowed funds can also be attributed to a lower interest rate environment. The overall rate on interest-bearing liabilities was 2.20% for the first three quarters of 2003 compared to 2.94% for the same period in 2002.


                                        Nine Months Ended (In thousands)             Nine Months Ended (In thousands)
                                         September 30, 2003                           September 30, 2002
                                   ------------------------------------------------------------------------------
                                   Average Balance    Interest    Yield/Rate  Average Balance      Interest       Yield/Rate
                                   -------------------------------------------------------------------------------------------

Loans (1)(2)                           $  83,122      $  4,384       7.03%       $  74,276         $   4,161        7.47%
Investment securities (3)(5)              13,428           473       4.70%          13,928               568        5.44%
Federal funds sold                         2,090            18       1.15%           2,145                25        1.55%
                                   -------------------------------------------------------------------------------------------
Total earning assets                      98,640         4,875       6.59%          90,349             4,754        7.02%
Other assets                               9,517                                     6,362
Total Assets                             108,157                                    96,711
                                       =========                                ==========
Interest-bearing deposits                 82,773         1,386       2.23%          76,323             1,750        3.06%
Demand deposits                            8,206             -       0.00%           6,721                 -        0.00%
Securities sold under agreements
  to repurchase and other borrowings       8,238           248       4.01%           5,781               208        4.80%
                                   -------------------------------------------------------------------------------------------
Total rate-bearing liabilities            99,217         1,634       2.20%          88,825             1,958        2.94%
Other liabilities                            798                                       722
                                       ---------                                ----------
Total Liabilities                        100,015                                    89,547
Total Stockholders' Equity                 8,142                                     7,164
Total Liabilities and
  Stockholders' Equity                   108,157                                    96,711
                                       =========                                ==========

Net interest income                                   $  3,241                                     $   2,796

Net interest spread                                                  4.39%                                          4.08%
                                                                    ======                                         ======
Net interest margin (4)                                              4.38%                                           4.13%
                                                                    ======                                         =======


(1)  Gross of allowance for loan losses

(2)  Includes average non-accrual loans

(3) Excludes the impact of the average net unrealized loss on securities available for sale

(4)  Net interest income divided by total earning assets

(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

PROVISION FOR LOAN LOSSES
--------------------------

Provision for loan losses was $240,000 during the first three quarters of 2003, compared to $96,000 in the first three quarters of 2002. Provision for loan losses for the third quarter of 2003 was $77,000 compared to $133,000 for the same period in 2002. The balance of the allowance for loan losses at September 30, 2003 was $1.2 million (1.46% of gross loans) compared to $1.0 million (1.27% of gross loans) at December 31, 2002. Net charge-offs for the first three quarters of 2003 were $43,000 as compared to $185,000 for the first three quarters of 2002. As a percentage of average loans, the annualized rate of net charge-offs was 0.07% for the first three quarters of 2003 compared to a 0.33% ratio for the same period in 2002.




                                              Analysis of the Allowance for
                                                        Loan Losses
                                               For the Nine Months Ended
                                                       September 30,
                                         2003                           2002
                                   ---------------------------------------------
Average Loans Outstanding              83,122                          74,276
                                   =============================================
Allowance at beginning of period        1,047                             811
Charge-offs:
Commercial, financial and agricultural      6                              80
Real Estate - construction                  -                               -
Real Estate - mortgage                     14                              21
Installment - consumer                     37                             109
Other                                       -                               -
                                   ---------------------------------------------
Total charge-offs                          57                             210
                                   ---------------------------------------------
Recoveries:
Commercial, financial and agricultural      -                               -
Real Estate - construction                  -                               -
Real Estate - mortgage                      -                               -
Installment - consumer                     14                              25
Other                                       -                               -
                                   ---------------------------------------------
Total recoveries                           14                              25
                                   ---------------------------------------------
Net charge-offs                            43                             185
                                   ---------------------------------------------
Provision for loan losses                 240                             296
                                   ---------------------------------------------
Balance at end of period            $   1,244                      $      922
                                   =============================================
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period          0.05%                           0.25%


As of September 30, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite the Company's credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, the Company maintains a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Company's reserve for loan losses, and based on their judgment may require the Company to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. During 2002, management intensified its efforts with respect to review and oversight of the loan portfolio in response to a weakening economy. These efforts have resulted in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME
-------------------

Total non-interest income was approximately $1,133,000 for the first three quarters of 2003 compared to $555,000 for the same period in 2002. Fees on sales of mortgage loans increased to $783,000 during the first three quarters of 2003 as compared to approximately $268,000 during the first three quarters of 2002. Management attributes the increase in fees on sales of mortgage loans to an increase in the volume of loans sold due to lower mortgage rates. Service charges on deposit accounts increased 26% during the first three quarters of 2003 as compared to the same period in 2002.

Total non-interest income for the third quarter of 2003 was $382,000, an increase of $166,000 over the third quarter of 2002. Management attributes the majority of this increase to increases in fees on mortgage loans sold.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled approximately $2.8 million during the first three quarters of 2003 as compared to $2.2 million during the first three quarters of 2002. Non-interest expense (annualized) as a percent of total average assets was 3.39% for the first three quarters of 2003 compared to 3.04% for the first three quarters of 2002. The increase in non-interest expense during the first three quarters of 2003 as compared to the same period in 2002 can be primarily attributed to increases in salaries and employee benefits, loan expense and net occupancy expense. Most of these increases can be attributed to the growth in the Company's assets which has necessitated increases in overhead expenses. Additionally, the increase in salaries and employee benefits can be attributed to increases in commissions paid to employees of the Company's mortgage department. These commissions have increased over 2002 levels due to the increased volume of loans sold, which resulted in increased fee income on mortgage loans sold.

Non-interest expense totaled $961,000 for the third quarter of 2003, an increase of $180,000 or 23% over the third quarter of 2002. The increase in non-interest expense for the third quarter of 2003 can again be attributed to increases in salaries and employee benefits, loan expense and net occupancy expense.

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

The Company recognized income tax expense of $479,000 and $296,000 for the first three quarters of 2003 and 2002, respectively. The effective income tax rate for the Company was 36% for the first three quarters of 2003 and 2002. Income tax expense totaled $170,000 for the third quarter of 2003, an increase of $55,000 over the third quarter of 2002.


BALANCE SHEET ANALYSIS - COMPARISON AT SEPTEMBER 30, 2003 TO DECEMBER 31, 2002
------------------------------------------------------------------------------

Assets totaled $107.8 million at September 30, 2003, as compared to $107.4 million at December 31, 2002, an increase of 0.4%. Total assets remained relatively stable during the three quarters of 2003 as the Company did not experience loan growth during this period.

INVESTMENT SECURITIES
---------------------

Investment securities were approximately $14.1 million, or 13% of total assets, at September 30, 2003, an increase of $288,000 from December 31, 2002. The Company purchased $5.3 million in investment securities during the first three quarters of 2003, while maturities, calls, sales and principal paydowns provided cash of $4.8 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank

(FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). The Company also invests in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 39.3% of the portfolio at September 30, 2003 and 38.1% at December 31, 2002.

At September 30, 2003 and December 31, 2002, 100% of the Company's portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale was $217,000 at September 30, 2003, a decrease of $149,000 from December 31, 2002, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----

During the first three quarters of 2003, loans increased $105,000 to $81.3 million at September 30, 2003.




                                        September 30, 2003     December 31, 2002
                                        ----------------------------------------
 Commercial, financial and agricultural    $   26,346           $    23,447
 Real estate - construction                    12,053                12,983
 Real estate - mortgage                        36,287                37,694
 Installment loans to individuals               7,980                 8,214
                                        ----------------------------------------
 Loans, gross                              $   82,666           $    82,338
                                        ========================================
  Less:
 Allowance for loan losses                     (1,244)               (1,047)
 Unearned loan fees                              (111)                  (85)
                                        ----------------------------------------
                                           $   81,311           $    81,206
                                        ========================================



Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.



                                                   Non-Performing Assets
                                       September 30, 2003    December 31, 2002
                                       -----------------------------------------
Non-accrual loans(1)                      $    456                 $       318
Loans past due greater than 90 days and
  still accruing interest                      336                          28
Restructured loans (2)                         304                         169
Other real estate owned                         20                           -
                                       -----------------------------------------
Total Non-Performing Assets             $    1,116                 $       515
                                       =========================================


(1)- Included in non-accrual loans are $188,000 and $132,000 of loans considered impaired as of September 30, 2003 and December 31, 2002, respectively

(2)- Restructured loans as of September 30, 2003 includes $212,000 also considered impaired.

Non-accrual loans increased to $605,000 at September 30, 2003 compared to $318,000 at December 31, 2002.

     Activity in Non-Accrual Loans - Nine Months Ending September 30, 2003

Non-Accrual Loans December 31, 2002                                   318

Loans paid in full                                                    (91)

Loans removed from non-accrual status                                 (58)

Loans paid down from December 31, 2002 balance                        (20)

Loans added to non-accrual status during the first, second
     and third quarters of 2003                                       456
                                                            --------------

Non-Accrual loans at September 30, 2003                               605
                                                            ==============

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company had $20,000 in repossessed assets at September 30, 2003 and $0 at December 31, 2002. The Company has five relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans brought on by deterioration in the borrowers' financial condition.

DEPOSITS
--------

Deposits declined approximately $1,942,000 to $89.5 million at September 30, 2003 from $91.5 million at December 31, 2002. Core deposits, which include regular savings, money market, NOW and demand deposits, were $47.1 million, or 52.7% of total deposits, at September 30, 2003. Core deposits were 50.0% of total deposits at December 31, 2002. Time deposits totaled $42.4 million at September 30, 2003, a decrease of approximately $3.3 million from $45.7 million at December 31, 2002. The increase in core deposits can be primarily attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits. The decrease in time deposits can be attributed to less aggressive deposit pricing for time deposits during the second and third quarters of 2003, which resulted in a lower retention of maturing time deposits.

                                                 Deposit Balances By Type
                                         September 30, 2003   December 31, 2002
                                           -------------------------------------
Demand Deposits:
Non-interest bearing demand accounts        $     8,860       $      8,304
NOW and money market accounts                    35,219             34,944
Savings accounts                                  3,055              2,508
                                           -------------------------------------
Total demand deposits                            47,134             45,756
                                           -------------------------------------
Term Deposits:
Less than $100,000                               26,924             31,940
$100,000 or more                                 15,461             13,765
Total Term Deposits                              42,385             45,705
                                           -------------------------------------
Total Deposits                              $    89,519       $     91,461
                                           =====================================


CAPITAL
-------

During the first three quarters of 2003, stockholders' equity increased $763,000 to $8.5 million, due to net income for the first three quarters of 2003 of $856,000, offset by a decrease in other comprehensive income of $93,000 during the same period.

                                                                                 Regulatory Capital
                                                                                         TnBank
                                                     (Wholly Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                   September 30, 2003
                                                                                        Well
                                                                                     Capitalized     Minimum Regulatory
                                                                   Bank (1)             Levels          Requirement
                                                                -----------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                   10.2%            6.0%          4.00%

Total Capital as a percentage of risk-weighted assets                    11.5%           10.0%          8.00%

Tier 1 capital to average assets                                          7.7%            5.0%          5.00%


                                                                                    December 31, 2002
                                                                                        Well
                                                                                     Capitalized    Minimum Regulatory
                                                                   Bank (1)             Levels          Requirement
                                                                -------------------------------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                    9.1%            6.0%          4.00%

Total Capital as a percentage of risk-weighted assets                    10.3%           10.0%          8.00%

Tier 1 capital to average assets                                          7.1%            5.0%          5.00%

---------------------------------
(1) TnBank is a wholly owned subsidiary of Tennessee Valley Financial Holdings, Inc.

During the first quarter of 2003, the Board of Directors of the Company approved a resolution authorizing the repurchase of up to 2,000 of the Company's shares at $19.50 per share during the second quarter of 2003. The directors of the Company believe that the periodic repurchase of the Company's shares will assist in establishing a bona fide value for the shares and assist in creating a limited market for the shares, thereby enhancing the liquidity for our shareholders. The directors arrived at the $19.50 per share price based on, among other things, information provided by an independent third party, utilizing market multiples and coming up with a range of values in the form of an evaluation. The Board will consider additional repurchases in the future based on the financial condition of the Company at that time. Management does not expect this program will have a material impact on the financial position of the Company. No shares were repurchased during the second or third quarters of 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The   Company's   primary   sources   of   liquidity   are   deposit   balances,
available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2003, the Company held $14.1 million in available-for-sale securities. Deposits decreased approximately $1.9 million during the first three quarters of 2003. The Company has $2.0 million in available federal funds lines and approximately $6.0 million in available borrowings from the Federal Home Loan Bank.

The Company can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2003, the Company had $254,000 in repurchase agreement balances outstanding.

At September 30, 2003, the Company had capital of $8.5 million, or 7.9% of total assets as compared to $7.7 million, or 7.2% at

December 31, 2002. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation  of  Disclosure  Controls and  Procedures.

As of the end of the period covered by this report, the Company's President and Chief Executive Officer and its Vice President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the President and Chief Executive Officer and the Vice President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.


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

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

              Exhibit 31.1 Certification of Thomas E. Tuck, President and Chief
                           Executive   Officer  of  Tennessee  Valley  Financial
                           Holdings,  Inc.  pursuant  to  Section  302  of   the
                           Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification  of Gerald Cooksey, Jr., Vice President
                           and Cashier of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 Certification of  Thomas E. Tuck, President and Chief
                           Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2 Certification  of Gerald Cooksey, Jr., Vice President
                           and Cashier of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

              None.

                                   FORM 10-QSB

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       Tennessee Valley Financial Holdings, Inc.




Date:  November 14, 2003               By:/s/ Gerald Cooksey, Jr.
                                          --------------------------------------
                                          Gerald Cooksey, Jr., Vice President