Form 10KSB
period 2003-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2004-03-24
CIK 1175158

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act
               of 1934 For the Fiscal Year ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
                       For the Transition Period From       To
                        Commission File Number 000-49863

                    Tennessee Valley Financial Holdings, Inc.
          (Exact name of small business issue as specified in charter)

           Tennessee                                            45-0471419
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

401 South Illinois Avenue, Oak Ridge, TN                         37830
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

Disclosures of delinquent filers in response to items 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Yes [X] No

The registrant's revenues for the most recent fiscal year were $7,782,084.

At March 17, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,661,978.

As of February 20, 2004 registrant had 534,130 shares of its $1.00 par value common stock outstanding.

Documents Incorporated by Reference: Proxy Statement related to 2004 Annual Meeting of Shareholders.

                                Table of Contents


Part I:
        Item 1:   Description of Business....................................3-8

        Item 2:   Description of Property......................................8

        Item 3:   Legal Proceedings............................................8
        Item 4:   Submission of Matters to a Vote of Security Holders..........8


Part II:
        Item 5:   Market for Common Stock and Related Stockholder Matters......9

        Item 6:   Management's Discussion and Analysis or Plan of
                  Operation................................................10-21

        Item 7:   Financial Statements.....................................22-44


Part III
         Item 8:  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................45

         Item 8A: Controls and Procedures.....................................45

         Item 9:  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........45

         Item 10: Executive Compensation......................................45

         Item 11: Security Ownership of Certain Beneficial Owners and
                  Management..................................................46

         Item 12: Certain Relationships and Related Transactions..............46

         Item 13: Exhibits List and Reports on Form 8-K.......................46

         Item 14: Principal Accountant Fees and Services......................47

         Signatures...........................................................48

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


General

     Tennessee Valley Financial Holdings, Inc. is a Tennessee business corporation formed for the purpose of acquiring TNBank, a Tennessee banking corporation, which we refer to as the "Bank," by means of a share exchange thereby becoming a registered bank holding company under the Federal Reserve Act. On April 30, 2002, the shareholders of the Bank approved a plan of share exchange under which they exchanged their shares of the Bank, on a one for one basis, for our common shares. The exchange became effective on May 9, 2002. Our only activity is owning the Bank.

     The Bank commenced operations as a state chartered bank on May 30, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act ("FDIA"), up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office and two branch locations, one in Oak Ridge and one located in Knoxville.

     Our customer base consists of small to medium sized businesses in industries like retail, manufacturing, distribution, and residential real estate construction as well as professionals like doctors, lawyers and accountants. We also serve consumers with our various banking services and products, such as residential real estate mortgages. Our lending activities consist mainly of residential real estate loans, commercial loans and loans to consumers. The majority of our loans are collateralized by real estate. Additionally, we will secure loans with automobiles, commercial equipment, inventory, accounts receivable and other types of collateral. We will also make unsecured loans, but typically only on a limited basis. To mitigate the inherent risk involved in lending activities, we employ a risk management program aimed at identifying, recognizing and reducing these risks where possible.

     We offer long term, fixed rate mortgage loans to our customers. Through relationships we have with secondary market investors, we originate mortgage loans and subsequently sell them to secondary market investors for which we receive fee income. We do not retain any servicing rights on these loans sold.

     We offer a wide variety of competitive retail and commercial banking services. We offer deposit services including various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Our lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans and lines of credit, credit cards, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. We also offer safe deposit box, drive-thru and automated teller machine (ATM) services at the Oak Ridge locations. Our Knoxville office does not presently offer safe deposit, night deposit or drive-thru services, but ATM services are offered at this location. We provide VISA and MasterCard credit cards and are a merchant depository for credit card drafts under both types of credit cards. We also offer banking services for our customers on the internet at our World Wide Web address, www.tnbank.net. Customers enrolled in the internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically and access other typical internet banking services. We have has trust powers but do not have a trust department presently. We offer retail investment services through a broker/dealer relationship with Tower Square Securities, Inc. These services include brokerage transactions in common stocks, mutual funds and bonds, as well as financial planning services.

     The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions, which we refer to as the "TDFI" and the Federal Deposit Insurance Corporation, which we refer to as the "FDIC."

Market Area

     Our primary service area encompassing Anderson, Roane and Knox Counties, includes the cities of Oak Ridge in Anderson and Roane Counties, Clinton in Anderson County and Knoxville and Farragut in Knox County. Oak Ridge has long been known for its intellectual resources and strong educational system. The city has been long recognized as a research center, in a large part due to the Oak Ridge National Laboratory and the United States Department of Energy facilities that began during the Manhattan Project. Oak Ridge's population has remained at around 28,000 people for several years. Much of the Oak Ridge economy is related to the federal facilities located here associated with the United States Department of Energy. This makes the Oak Ridge economy somewhat more reliant upon federal budget appropriations, political decisions and international events than typical economic factors. During the early 1990's, these facilities saw reductions in their workforce but recently have had steadier levels of employment. The Spellation Neutron Source project, currently under way in Oak Ridge, is anticipated to add significant employment to the area in future years.

Employees

     At December 31, 2003 we had 41 full-time employees. Our employees are not represented by any union or other collective bargaining agreement and we believe our employee relations are satisfactory.

Loan Activities

     General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2003, the net loan portfolio totaled $85.5 million, or 80% of total assets.

     Loan Underwriting. Loan activities are subject to underwriting standards and loan origination procedures prescribed by the board of directors and management. We obtain loan applications to determine the borrower's ability to repay, and we verify the more significant items on these applications through the use of credit reports, financial statements and confirmations. Our loan policy for real estate loans generally requires that collateral be appraised by an independent, outside appraiser approved by the board of directors.

     Loans are approved at various management levels up to and including the board of directors, depending on the amount of the loan. Loan approvals are made in accordance with delegated authority approved by the board of directors. Generally, loans less than $200,000 are approved by certain authorized officers. The President has individual loan authority up to $200,000. Generally, loans over $200,000 require approval by a committee of the board of directors.

     General Loan Policies. For real estate loans, our policy is to have a valid mortgage lien on real estate securing a loan and to obtain a title insurance policy on loans in excess of $100,000, which insures the validity and priority of the lien. Borrowers must also obtain hazard insurance policies prior to closing, and when the property is in a flood prone area, we require flood insurance. Some real estate loans also require the borrower to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which we make disbursements for items like real estate taxes and property insurance.

     We are permitted to lend up to 90% of the appraised value of the real property securing a mortgage loan. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80% of the collateral, including the amount of the first mortgage. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured or secured by real or personal property.

     The maximum amount which we could have loaned to one borrower and the borrower's related entities as of December 31, 2003, was approximately $2.4 million. Our largest loan relationship is $2.2 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2003.

     Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2003, $38.7 million or 44% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of this date, approximately $1.7 million, or 4% of these loans were adjustable rate mortgage loans.

     Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. We originate consumer loans to provide a range of financial services to customers and create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2003, consumer loans amounted to $9.0 million or 10% of the total loan portfolio.

     Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2003, the largest commercial loan was $598,000 secured by inventory and accounts receivable. As of December 31, 2003, we had $11.4 million in commercial loans or 13% of the total loan portfolio.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson, Knox and Roane Counties. These types of loans amounted to $15.5 million or 18% of the total loan portfolio as of December 31, 2003. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We generally do not offer fixed-rate commercial real estate or multi-family real estate loans.

     Income from Loan Activities. We earn fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent upon prevailing interest rates and their effect on the demand for loans in our primary service area.

     We typically charge loan fees at the time of loan origination which may be a flat fee or a percentage of the amount of the loan. Under current accounting standards, the total amount of fees for long term mortgage loans we retain cannot typically be recognized as income immediately; rather, we defer a portion of the fees and take these fees into income over the contractual life of the loan, using a level yield method. If loans are prepaid or refinanced, we take all remaining deferred fees into income at that time.

     Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers and collection department attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule. We take steps ranging from working out a reasonable payment agreement to foreclosure.

     We generally place a loan on nonaccrual status and cease accruing interest when we deem loan payment performance is unsatisfactory. We place all loans past due 90 days, however, on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

     If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, we then include the acquired real estate property in the other real estate owned "OREO" account until we sell the property. We are permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Competition

     We compete with six commercial banks and four credit unions in our primary market area of Oak Ridge. In addition to these local competitors, banks from other market areas also compete with us. In addition to traditional providers (i.e. banks, credit unions, thrifts), other financial services companies like insurance companies, brokerages and finance companies compete with us. We anticipate that competition from providers of financial services over the World Wide Web will intensify in the future. One of the results of increasing competition is the lowering of our net interest margin, as consumers have more choices for deposits (thus increasing the cost) and loans (lowering the income). We attempt to mitigate these factors by emphasizing our service and relationship style of banking services.

     We contemplate that we may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in these activities. Some of the activities that the Federal Reserve has determined by regulation to be so closely related to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations for project designed primarily to promote community welfare. Any acquisition by us will require prior approval of the Federal Reserve Board and, in some instances, other regulatory agencies. In addition, we will be competing with other bank holding companies, many of which have far greater assets and financial resources than we and whose common stock may be more widely traded than ours in attempting to acquire other permissible entities, and engaging in activities closely related to banking. Currently there are no definitive agreements for the acquisition of any entities and we cannot assure you that we will acquire any entity in the future.

Supervision and Regulation

     As mentioned previously, the Bank is regulated primarily by the TDFI and FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investment securities that may be purchased. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are also affected significantly by the actions of the Federal Open Market Committee, which we refer to as the "FOMC," of the Federal Reserve as a differentiating factor. The FOMC's actions on interest rates significantly impacts the net interest margin and interest rate risk management activities of the Bank.

     We, as a bank holding company, are regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

     o    acquiring more than 5% of the voting shares of any bank, or
     o    acquiring all or substantially all of the assets of a bank, and
     o    before merging or consolidating with another bank holding company.

     The Federal Reserve Board has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support for a subsidiary bank, such as the Bank, at a time when, in the absence of such Federal Reserve Board policy, we may not deem it advisable to provide such assistance.

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

     As a bank holding company, we are required to file with the Federal Reserve Board an annual report of our operations at the end of each fiscal year and any additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the us and each of our subsidiaries.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, before the Tennessee legislature and the other various bank regulatory agencies. The likelihood of these changes occurring and the effect they may have on the Bank's and our operations are difficult to predict.

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

     The G-L-B Act contains significant revisions to the FHLB System. In addition to other provisions, the G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. We have not experienced a material impact on our operation by this legislation.

General

     The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2003, the Bank is not the subject of any action by the FDIC or the TDFI.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semi-annual statutory assessment. The Bank is subject to certain regulations of the Federal Reserve Board.

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

Payment of Dividends

     Our payment of dividends depends to a great extent on the ability of the Bank to pay dividends to us. The Bank is subject to the provisions of the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. Capital surplus, however, must equal or exceed 50% of capital stock, and in the event capital surplus falls below 50% of capital stock, no dividends may be paid until net profits have been transferred to capital surplus so that it equals 50% of capital stock. Thereafter, 10% of net profits must be transferred to capital surplus prior to the payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC, which impact the Bank's ability to pay dividends to us. If the Bank fails to meet these standards, it may not be able to pay dividends to us or to accept additional deposits because of regulatory requirements.

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

     Our payment of dividends may also be affected or limited by other factors. For example, the Bank is required to maintain adequate capital above regulatory guidelines.


ITEM 2.       DESCRIPTION OF PROPERTY

     We operate three facilities for our banking operations. We own our two Oak Ridge branch facilities and we lease the Knoxville branch from a third party. We own our Main Office which is located at 401 South Illinois Avenue in Oak Ridge. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive thru services. The Main Office also houses the operations and bookkeeping departments, credit administration and most other administrative functions. We own our Jackson Square branch which is located at 900 Oak Ridge Turnpike in Oak Ridge. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository and drive thru services. Our Pointe West branch is located at 118 Mabry Hood Road, Suite 300 in Knoxville, TN. The Pointe West branch offers ATM and teller services. All of our branch facilities are staffed with experienced retail and lending personnel. We lease the Pointe West branch for an annual rent of $28,056. The lease on the Pointe West branch has been extended until June 2004. In September 2002 we entered into a lease agreement for a branch facility located at 11200 Kingston Pike, Knoxville, TN 37922. The lease has a term of 10 years with two 5 year renewal options and a purchase option after the initial ten year term. We anticipate that this branch will replace the Pointe West branch. The facility is currently under renovation and we believe we will begin operation in the facility sometime during Spring 2004.

ITEM 3.       LEGAL PROCEEDINGS

     From time to time in the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. At this time, we do not believe any of these matters will result in a material adverse effect on our business or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     There is no established market for our common stock. There is no significant likelihood that any market will develop in the future. There has been isolated trading of the common stock where shareholders wishing to transfer shares would do so in individually negotiated transactions. The following table shows a range of high and low sales prices, to the best of management's knowledge, for our common stock.

                                                   High              Low
                                                   ----              ---
2002:
         First Quarter.........................  $17.00            $17.00
         Second Quarter........................   17.00             17.00
         Third Quarter.........................   17.00             17.00
         Fourth Quarter........................   17.00             17.00
2003:
         First Quarter.........................  $17.00            $17.00
         Second Quarter........................   19.50             19.50
         Third Quarter.........................   19.50             19.50
         Fourth Quarter........................   19.50             19.50


     The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1 "Description of Business - Payment of Dividends". We paid a cash dividend of $0.35 per share during the fourth quarter of 2003. Prior to that, we had never paid cash dividends. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividends would be or whether dividends would continue in future periods.

     Options convertible into 14,500 shares of common stock were outstanding as of December 31, 2003. As of December 31, 2003, our executive officers and directors beneficially owned 102,826 shares of common stock, including shares issuable upon the exercise of options. We are not presently publicly offering shares of common stock and have not proposed to publicly offer shares of common stock which could have a material effect on the market price of our common stock. As of December 31, 2003, we had approximately 753 shareholders of record and 534,130 shares of common stock outstanding.

     The following table provides information about our equity compensation plans as of December 31, 2003.

                                    EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of securities
                              Number of securities to       Weighted-average       remaining available for
                              be issued upon exercise      exercise price of        future issuance under
                              of outstanding options,     outstanding options,     equity compensation plan
       Plan Category            warrants and rights       warrants and rights
---------------------------- -------------------------- ------------------------- ---------------------------

Equity compensation
    plans approved by                      14,500                 $16.00                      112,203
    shareholders
Equity compensation
    plans not approved
    by shareholders                             0                     NA                            0
                                           ------                -------                      -------
 Total                                     14,500                 $16.00                      112,203

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Years Ended December 31, 2003 and 2002

General

     We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

We achieved net income of $1,078,182 for 2003 compared to $716,641 for 2002, an increase of 50%. On a per share basis, we earned $2.02 per common share in 2003 compared to $1.34 per common share in 2002. The increase in net income for 2003 can primarily be attributed to increases in net interest income and non-interest income offsetting increases in non-interest expense, along with a decrease in provision for loan losses. Net interest income increased $545,000 or 14% in 2003 as compared to 2002, primarily as a result of growth in earnings assets, particularly loans and an improvement in our net interest margin. Non-interest income increased $547,000 or 66% in 2003 as compared to 2002 due primarily to growth in fees on loans sold, gains on sales of investment securities available for sale, and increases in service charges on deposits. Loan loss provision decreased $195,000 to $290,000 in 2003 compared to 2002 due primarily to lower net charge off loans in 2003 as compared to 2002, offset partly by increased loan volume, and the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified. Non-interest expense increased $671,000 or 22% in 2003 as compared to 2002. The increases in non-interest expense primarily relate to growth in overhead.

The table below presents certain key ratios.

                                   Schedule I
                           Return on Assets and Equity
                                                          2003          2002
                                                      -------------------------
Return on Average Assets                                  1.00%         0.73%
Return on Average Equity                                 13.15%         9.85%
Dividend Payout Ratio                                    17.34%         0.00%
Average Equity to Average Assets                          7.60%         7.37%

Earning Assets, Sources of Funds and Net Interest Income

     Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2003 and 2002.

                                                    Schedule II
                                      Average Balances, Interest and Rate/Yield
                                                                         2003                                   2002
                                                    ------------------------------------------------------------------------------
                                                                                      Average     Average                Average
                                                    Average Balance(1) Interest (2)  Yield/Rate  Balance(1) Interest(2) Yield/Rate
                                                    ------------------------------------------------------------------------------
Assets
------
Federal funds sold                                  $   1,901        $       21         1.10%    $  1,847   $    30       1.62%

Investment securities:

Available for sale:

Taxable                                                 9,167               368         4.01%      10,036       523       5.21%

Tax exempt                                              4,104               239         5.82%       3,377       199       5.89%

FHLB Stock                                                541                21         3.88%         425        20       4.71%

Gross loans, including fees                            83,518             5,815         6.96%      75,970   $ 5,624       7.40%
                                                    ------------------------------------------------------------------------------
Total interest earning assets                       $  99,231        $    6,464         6.51%    $ 91,655   $ 6,396       6.98%
                                                                     ========================               ===================

Cash and due from banks                                 1,787                                       1,576

All other assets                                        8,161                                       6,397

Less:

Reserve for loan losses                                 1,167                                         859

Unearned fees and interest                                110                                          98
                                                    ---------                                    --------

Total Assets                                        $ 107,902                                    $ 98,671
                                                    =========                                    ========
Liabilities and Shareholders' Equity
------------------------------------
Interest bearing deposits:

Time deposits                                       $  44,002        $    1,350         3.07%    $ 45,321   $ 1,812       4.00%

Other deposits                                         38,176               395         1.03%      31,889       467       1.46%

FHLB advances and repurchase agreements and other       8,550               341         3.99%       6,412       293       4.57%
                                                    -------------------------------------------------------------------------------
Total interest-bearing liabilities                  $  90,728             2,086         2.30%      83,622     2,572       3.08%
                                                    ===============================================================================
Non-interest bearing deposits                           8,172                                       7,027
                                                                                  -----------                           -------
Cost of funds                                                                           2.11%                             2.84%
                                                                                  ===========                           =======
All other liabilities                                     804                                         747

Shareholders' equity                                    8,000                                       7,110

Unrealized gain (loss)on available for sale securities    198                                         165
                                                    ---------                                    --------
Total Liabilities and Shareholders' Equity          $ 107,902                                    $ 98,671
                                                    =========                                    ========

                                                                                  -----------                           -------
Net interest spread                                                                     4.40%                             4.14%
                                                                                  ===========                           =======

                                                                                  -----------                           -------
Net interest margin                                                                     4.41%                             4.17%
                                                                                  ===========                           =======


(1) Average Balances were computed averaging daily balances for the time specified.
(2) Interest is computed based on a tax equivalent basis for tax exempt securities.

     As seen from Schedule II, average interest earning assets grew $7.6 million or 8% during 2003 as compared to 2002. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew $7.5 million or 10% in 2003 as compared to 2002. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank Stock) declined approximately $26,000 in 2003 as compared to 2002, while average federal funds sold grew approximately $54,000 in 2003 as compared to 2002.

     Average interest bearing liabilities grew $7.1 million or 8% in 2003 as compared to 2002. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank, which we refer to as the "FHLB." and other borrowings. During 2003, average total deposits grew $8.3 million or 9% as compared to 2002. The majority of the average deposit growth during 2003 came from other deposits, which include money market, NOW and savings accounts. Management attributes this increase to additional marketing and management focus on attracting more deposit relationships of this type in an effort to lower our net interest margin.

     The yield on average interest earning assets decreased 47 basis points during 2003 to 6.51%. The primary reason for this decline is a decline in the general interest rate environment, which began in 2001. During 2001, the Federal Reserve lowered key interest rates 475 basis points in a series of rate cuts and lowered rates again 50 basis points during November 2002. While some of our interest earning assets reprice immediately, others reprice at contractual maturities or other agreed upon repricing dates. Additionally, when earning assets grow during periods of falling interest rates, yields will typically decline as new earning assets are added at yields lower than those presently in the earning asset portfolio.

     The yield on loans for 2003 was 6.96%, a decline of 44 basis points as compared to 2002. The decline in loan yields during 2003 can be primarily attributed to the decline in interest rates discussed previously. New loans made during 2003 generally carried lower yields than those previously carried in the loan portfolio, lowering loan yields. Yields on taxable investment securities declined 120 basis points and yields on tax-exempt securities (computed on a tax-equivalent basis) declined 7 basis points during 2003 as compared to 2002, again due to the decline in the general interest rate environment. The decline in yields was particularly prevalent in mortgage-backed securities, U.S. Government Agency securities and corporate debt securities. The decline in mortgage-backed securities was primarily due to accelerated premium amortization brought on by higher mortgage prepayments during 2003 as compared to 2002. The decline in the yield on U.S. Government Agency securities is due primarily to higher yielding bonds either being called or maturing and bonds purchased carrying lower yields. The decline in yield on corporate debt securities is due primarily to the selling of the prior held corporate debt and purchasing different corporate debt carrying a lower yield. The yield on federal funds sold declined 52 basis points in 2003 compared to 2002 due to the decline in general interest rates.

     Our cost of funds declined 73 basis points during 2003 to 2.11%. This decline can be attributed to the decline in general interest rates during 2001, 2002 and 2003 and a change in deposit mix to more lower-cost deposits such as checking, NOW, savings and money market accounts. Rates on time deposits declined 93 basis points to 3.07% in 2003 as compared to 2002. Other interest-bearing deposits saw rates decline 43 basis points during 2003 to 1.03%. Declines for both of these categories of deposits during 2002 can be attributed to the decline in general interest rates. Rates on time deposits declined as higher yielding time deposits matured and were replaced with time deposits carrying lower rates. Other interest bearing deposits do not have contractual maturities; rates on those deposits can be changed at management's discretion but are subject to competitive pressures and our need for liquidity. Rates on FHLB Advances, repurchase agreements and capital lease obligations declined 58 basis points during 2003 to 3.99% due to declines in the general interest rate environment and our use of a higher proportion of short term borrowings during 2003. We have a Cash Management Line of Credit with the FHLB which is priced at an overnight interest rate. We utilized this line of credit more during 2003 than in 2002 due to lower deposits.

     Our net interest margin improved 24 basis points during 2003 as compared to 2002. During 2003, our cost of funds declined to a greater degree than our yield on earning assets. The improvement is the result of a variety of factors, including more focus by management, more success in attracting demand deposits (which typically carry lower rates), a decline in time deposits (which typically carry higher rates), improved loan fee income and continued sound loan pricing, and the lower interest rate environment.

                                  Schedule III
                       Rate Volume Analysis (in thousands)
                                   -----------------------------------------
                                                   2003 vs. 2002
                                   -----------------------------------------
                                     Increase (decrease) due to change in:
                                   -----------------------------------------
                                   Average Balance   Rate/Yield      Total
                                   -----------------------------------------
Interest Income
Federal funds sold                        1             (10)           (9)
Securities available for sale            (1)           (114)         (115)
FHLB stock                                5              (4)            1

Loans, including fees                   477            (286)          191

                                   -----------------------------------------
Total interest income                   482            (414)           68
                                   -----------------------------------------

Interest Expense
Interest-bearing deposits               160           (694)          (534)
FHLB advances, Repurchase Agreements
and other                                77            (29)            48
                                   -----------------------------------------
Total interest expense
                                        237           (723)          (486)
                                   -----------------------------------------

                                   -----------------------------------------
Net change in net interest income
                                        245            309            554
                                   =========================================


Non-Interest Income

     Non-interest income increased approximately $547,000 or 66% in 2003 as compared to 2002 due primarily to increases in fees on loans sold, net gains on sales of investment securities available for sale, and service charges on demand deposits. We offer traditional residential mortgage financing through the secondary market. Under this program, we originate residential mortgage loans, which are in turn funded and serviced by secondary market lenders and we receive fees for our loan origination. Fees on loans sold increased approximately $454,000 during 2003 as compared to 2002. The increase was the result of an increase in the volume of loans sold and hence the fees on loans sold can be primarily attributed to continued low interest rates during 2003. Many of these loans were the rsult of customers refinancing their mortages to take advantage of the lower interest rate environment. Management does not expect the volume of this type of mortgage business in 2004 and accordingly we anticipate a decline in fees on loans sold in 2004. Gains on sales of investment securities available for sale were the result of sales to take advantage of routine fluctuations in the bond markets. Service charges on demand deposits increased approximately $38,000 during 2003 as compared to 2002 due primarily to an increase in the volume of our deposit accounts. Other income increased approximately $11,000 during 2003 as compared to 2002 due primarily to investment fee income.

     Non-interest income increased approximately $266,000 in 2002 as compared to 2001 due primarily to increases in fees on loans sold and service charges on demand deposits. The increase in fees on loans sold during 2002 again can be attributed to an increase in the volume of loans sold due to lower interest rates. Fees on loans sold increased approximately $208,000 during 2002 as compared to 2001. Service charges on demand deposits increased approximately $55,000 during 2002 as compared to 2001, again due primarily to an increase in the volume of our deposit accounts. Other income increased approximately $13,000 during 2002 as compared to 2001 due chiefly to increases in gains on the sale of other assets, primarily repossessed automobiles.

Non-Interest Expense

     Non-interest expense increased approximately $671,000 or 22% during 2003 as compared to 2002. The increase in non-interest expense is the result of the growth in earning assets which necessitates growth in non-interest expense to support safe and sound asset growth. The primary categories of increase during 2003 were salaries and employee benefits (increase of approximately $373,000 or 25% during 2003 as compared to 2002), other expense (an increase of approximately $149,000 or 27% during 2003 as compared to 2002), and occupancy costs (an increase of $68,000 or 22% during 2003 as compared to 2002). The increase in salaries and employee benefits is primarily due to additional personnel to support asset growth and increases in commissions to employees for loans sold. The increase in other expense is due primarily to the growth in volume we experienced during 2003; one of the largest increases in other expense was loan expense which increased approximately $96,000 to $296,364 during 2003, due primarily to an increase in loan origination volume. The increase in occupancy costs is primarily due to higher building repair and maintenance costs, and increased lease expense (due to a full year's expense on the lease on the Kingston Pike location in 2003 as compared to seven months' expense in 2002).

     Non-interest expense increased approximately $616,000 in 2002 as compared to 2001. The increase was primarily the result of the growth in our assets, which resulted in increases in such categories as salaries and employee benefits (increase of approximately $323,000 during 2002 as compared to 2001) and other expense (an increase of approximately $208,000 or 61% during 2002 as compared to 2001). One of the largest increases in other expense was loan expense which increased approximately $117,000 to $200,597 during 2002; that increase in loan expense was due primarily to an increase in loan volume during 2002.

Income Taxes

     We recognize income taxes under the asset and liability method established in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. Our deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the realizability of such assets.

     We recognized income tax expense of approximately $584,000 for 2003 compared to approximately $329,000 in 2002 and $270,000 in 2001.

Loan Losses and Credit Risk

     The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management's evaluation of the loan portfolio under current economic conditions, and other factors as in management's best judgment deserve current recognition in estimating loan losses. The balance of the allowance for loan losses was $1,283,465 or 1.48% of gross loans outstanding at December 31, 2003. During 2003, the loan loss provision totaled $290,000, an decrease of approximately $195,000 as compared to 2002. The decrease in loan loss provision during 2003 as compared to 2002 is due primarily to lower net charge off ratios in 2003 as compared to 2002, partially offset by increased loan volume and newly classified assets, which typically require a higher reserve allocation than loans which are not classified. As of December 31, 2003, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

     Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank's loan policy and consistent with industry standards and regulatory guidance. The rates defined by our loan policy are determined based on a variety of factors including our historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower's ability to repay the loan and the availability of the collateral. As of December 31, 2003 approximately $2.9 million of the loan portfolio was considered specifically classified with approximately 37% of the allowance for loan losses related to these loans. We assigned the remaining 63% of the allowance for loan losses to the general population of loans.

     Included in management's formal analysis of the allowance for loan losses are loans considered impaired as provided in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. Loans in our lowest three adversely classified categories are considered for impairment. Due to the relatively small size of our loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $338,000 as of December 31, 2003 and $164,000 as of December 31, 2002. Schedules IV and V present a summary of our loan loss experience and reserve analysis during 2003 and 2002.

                                       Schedule IV
                      Analysis of Loan Loss Reserve (in thousands)
                                                    The year ended December 31,
                                             -----------------------------------
                                                    2003             2002
                                             -----------------------------------
Balance at Beginning of Period               $     1,047          $   811
Charge-Offs:
Commercial, financial and agricultural                12              104
Real Estate - construction                                              -
Real estate - mortgage                                14               21
Installment - consumer                                54              151
Other                                                  -                -
                                             -----------------------------------
Total charge-offs                                     80              276
                                             -----------------------------------

Recoveries:
Commercial, financial and agricultural                 -                -
Real Estate - construction                             -                -
Real estate - mortgage                                 -                -
Installment - consumer                                26               27
Other                                                  -                -
                                             -----------------------------------
Total recoveries                                      26               27
                                             -----------------------------------
Net charge-offs                                       54              249
Provision for loan losses                            290              485
                                             -----------------------------------
Balance at the End of Period                 $     1,283          $ 1,047
                                             ===================================

                                             -----------------------------------

Ratio of net charge-offs to average
loans outstanding                                   0.06%            0.33%
                                             ===================================


                                          Schedule V
                            Allocation of Loan Loss Reserve (In thousands)
                                                        For the year ended December 31,
                                          -----------------------------------------------------------
                                                        2003                         2002
                                          -----------------------------------------------------------
                                            $ Allocation   %Allocation    $ Allocation    %Allocation
                                          -----------------------------------------------------------

Commercial, financial and agricultural          581           45%               400           38%
Real Estate - construction                       15            1%               148           14%
Real estate - mortgage                          502           39%               284           27%
Installment - consumer                          185           15%               215           21%
Other                                            -             0%                 -            0%

                                            -------                        --------
Total                                       $ 1,283                        $  1,047
                                            =======                        ========

Summary of Loans and Non-Performing Assets

     Non-performing assets consist of
          (a) loans no longer accruing interest due to doubts about future collectibility;
          (b) loans more than 90 days past due for the last principal or interest payment;
          (c) loans restructured due to the borrower's inability meet the contractual loan terms; and
          (d)  other  real  estate  owned  by  us,  taken   originally  as  loan
               collateral.
Schedule VI presents the amounts of non-performing assets at December 31, 2003 and 2002.


                                   Schedule VI
                      Non-Performing Assets (in thousands)
                                                      December 31,
                                                 2003            2002
                                           --------------------------------
Non-accrual loans (1) (3)                  $     962           $   318
Loans past due greater than 90 days and
still accruing interest (2) (3)                   21                28
Restructured loans (3)                           155               169
Other real estate owned                           20                 -
                                           --------------------------------
Total Non-Performing Assets                $   1,158           $   515
                                           ================================

---------------------

(1) Included in non-accrual loans are approximately $962,000 and $132,000 of loans considered impaired as of December 31, 2003 and 2002, respectively.
(2) Included in loans past due 90 days or more and still accruing interest are approximately $0 and $28,000 considered impaired as of December 31, 2003 and 2002, respectively. At December 31, 2003 approximately $64,000 of loans considered restructured were also considered impaired.
(3) Footnotes (1) and (2) disclose the amount of impaired loans in the categories presented in Schedule VI. At December 31, 2003 and 2002 respectively, there were $630,000 and $471,000 in loans considered impaired which were not in non-accrual status or were not past due 90 days or more and still accruing interest or were not considered restructured. These loans were considered impaired due to factors known to management which raised concerns about our ability to collect amounts due under the applicable loan agreement. Factors such as a known deterioration in the borrower's financial condition or collateral position are considered in the decision to evaluate and recognize loans as being impaired.

     We determine loans to be non-accruing when we determine that our ability to collect the unpaid balance of these loans is highly unlikely due to the financial position of the borrower and general economic conditions. Management makes this determination of classification on a case by case basis for problem loans. Generally, we review each loan 90 days or more past due monthly and we place on non-accrual status the loans for which we determine collection is doubtful. During 2003, we would have earned approximately $50,000 on loans in non-accrual status had these loans been current in accordance with their terms.

     Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, we consider whether to place the loan on non-accrual status. However, until we make this classification, interest will continue to accrue.

     Non-accrual loans increased to approximately $962,000 as of December 31, 2003 compared to $318,000 as of December 31, 2002. The increase in non-accrual loans is due primarily to the addition of loan relationships to this status during 2003. Of the loans in non-accrual status as of December 31, 2002, none were charged off during 2003, $47,000 were taken off non-accrual status due to an improvement in performance and $169,000 remained in non-accrual status as of December 31, 2003, although these loans had paid down balances approximately $140,000 during 2003. Therefore, the loans in non-accrual status as of December 31, 2003 include approximately $140,000 in loans which were non-accrual as of December 31, 2002 and approximately $822,000 in loans added to non-accrual status during 2003. Management does not attribute this increase in non-accrual loans to a discernible trend, but instead attributes it primarily to the inclusion of a relatively few, larger balance credits on loans in non-accrual status in 2003 as compared to 2002. Loans past due over 90 days and still accruing interest declined to $21,000 as of December 31, 2003 from $28,000 as of December 31, 2002. The decline in loans past due over 90 days and still accruing interest relates primarily to a continued emphasis by management in placing loans on non-accrual after they reach 90 days past due.

     Net charge-offs decreased to $54,000 during 2003 as compared to $249,000 in 2002. The ratio of net charge-offs to average loans was 0.06% for 2003 and 0.33% for 2002. Management attributes this decrease in net charge-offs to a moderate improvement in the local economy in which we operate and continued successful resolution of problem loans.

     Loans increased $4.3 million to $85.5 million as of December 31, 2003 as compared to December 31, 2002. Management attributes this growth to continued low interest rates, growth in the Knoxville market and the strong effort of our lending personnel. The primary categories of growth were commercial and industrial and residential real estate loans.

                                   Schedule VII
                           Loans by Type (in thousands)
                                                        December 31,
                                                   2003              2002
                                          --------------------------------------
Loans secured by real estate:
Commercial properties                     $      15,458        $     15,014
Construction and land development                12,363              12,983
Residential and other properties                 38,669              37,694
                                          --------------------------------------
Total loans secured by real estate               64,490              65,691

Commercial and industrial loans                  11,439               8,433
Consumer loans and other                          8,981               8,214
                                          --------------------------------------
                                                 86,910              82,338
Less: Allowance for loan losses                  (1,283)             (1,047)
      Unearned loan fees                           (129)                (85)
                                          --------------------------------------
                                          $      85,498        $     81,206
                                          ======================================

Investment Securities

     Investment securities were $14.5 million as of December 31, 2003 compared to $13.8 million as of December 31, 2002. At December 31, 2003 and 2002, all of our investment securities were classified available for sale. During 2003, $7.4 million in available for sale securities were purchased as compared to $5.7 million in purchases of available for sale securities in 2002. Maturities, calls and principal payments received from mortgage-backed securities totaled $4.7 million in 2003 and $3.9 million in 2002. Proceeds from the sale of available for sale securities totaled $1.9 million, with gross gains on these sales of $48,301 and no gross losses. Proceeds from the sale of available for sale securities in 2002 totaled $2.2 million, with gross gains on the sales of $8,856 and gross losses of $5,156. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The gross unrealized gain on available for sale securities was $174,512 at December 31, 2003 compared to $366,227 at December 31, 2002. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

     The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation, the FHLB, the Federal Farm Credit Bank , the Government National Mortgage Association , Small Business Administration and the Federal National Mortgage Association; bank-qualified, investment-grade state, county and municipal bonds; and corporate debt securities. Our investment policy prohibits us from investing in state, county and municipal bonds rated Baa or lower by Moody's or BBB by S&P. Mortgage-backed issues comprised 35% of the portfolio at December 31, 2003 and 38% at December 31, 2002. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2003:



                                                Schedule VIII
                                Maturities of Securities at December 31, 2003

                                                                             Due After One Year     Due After Five Years
($ in thousands)                              Due in One Year or Less        Through Five Years       Through Ten Years
Securities available for sale:                   Amount        Yield          Amount     Yield         Amount     Yield
                                              --------------------------------------------------------------------------

U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies     $       -                    $   1,810      4.83%     $   1,608      3.47%
Mortgage-Backed and Related Securities                -                          285      5.59%         1,404      4.18%
Obligations of State and Political Subdivisions       -                          436      6.71%         1,030      6.87%
Corporate Debt Securities                             -                          269      4.00%             -
                                              --------------------------------------------------------------------------
Total Debt Securities                         $       -                    $   2,800      5.12%     $   4,042      4.59%
                                              ==========================================================================

($ in thousands)                              Due After Ten Years                   Total
Securities available for sale:                   Amount        Yield          Amount     Yield
                                              -------------------------------------------------
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies     $   208       2.01%          $  3,626       4.03%
Mortgage-Backed and Related Securities          3,397       3.75%             5,086       3.97%
Obligations of State and Political Subdivisions 3,506       5.89%             4,972       6.17%
Corporate Debt Securities                           -                           269       4.03%
                                              -------------------------------------------------
Total Debt Securities                         $ 7,111       4.76%         $  13,953       4.77%
                                              =================================================

Asset/Liability Management and Interest Rate Risk Management

     Asset/liability management is the process of planning, implementing and controlling the mix and maturity features of our interest bearing assets and liabilities to maximize net interest margin and minimize the risk of negative effects on net interest margin by changes in market interest rates. One tool utilized in our asset liability management process is the Interest Rate Sensitivity Analysis presented in Schedule IX. The Interest Rate Sensitivity Analysis evaluates gaps between repricing frequencies of our interest earning assets and interest bearing liabilities. As seen from this analysis, we are in a negative gap position in both repricing categories through three months to one year. This could result in a decline in net interest should interest rates decline. Management continually monitors the asset liability position and takes corrective measures where possible.




                                                     Schedule IX
                                  Interest Rate Sensitivity Analysis (in thousands)
                                             As of December 31, 2003

                                      Within 3 months    3 months to 1 year    1 to 5 years   After 5 years    Total
                                      --------------------------------------------------------------------------------

Earning Assets:
Loans                                 $    39,708         $  11,673            $   35,149       $    381    $  86,911
Investment securities                       1,427             1,277                 3,114          8,684       14,502
Federal funds sold                             72                                                                  72
                                      --------------------------------------------------------------------------------
Total earning assets                       41,207            12,950                38,263          9,065      101,485
                                      --------------------------------------------------------------------------------

Interest Bearing Liabilities:
Interest bearing deposits                  48,036           11,957                 20,310              -       80,303
FHLB advances                               1,150            4,000                  3,500              -        8,650
                                      --------------------------------------------------------------------------------
Total interest bearing liabilities         49,186           15,957                 23,810              -       88,953
                                      --------------------------------------------------------------------------------
Repricing Gap                              (7,979)          (3,007)                14,453          9,065        9,065
Repricing Gap as a percentage of
earning assets                               -7.9%            -3.0%                  14.2%           8.9%
Cumulative repricing gap                   (7,979)         (10,986)                 3,467         12,532       12,532
Cumulative repricing gap as a
percentage of earning assets                 -7.9%           -10.8%                   3.4%          12.3%

Management has made the following assumptions in this interest rate sensitivity analysis:
     1. Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.
     2.   Non-accrual loans are included in the loan category
     3. Investment securities are scheduled for repricing based on their earliest repricing date; however, callable agency securities are only considered repriced at the call date if the security is at a market value above par value.

Liquidity and Capital Resources

     Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and FHLB advances.

     At December 31, 2003, we held $14.5 million in available-for-sale securities. Deposits decreased $3.3 million during 2003. We had $3.0 million in available federal funds lines and approximately $5.85 million in potentially available borrowings from the FHLB as of December 31, 2003.

     We utilize various types of other borrowings to help fund balance sheet growth and mitigate our interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2003 we had $8.65 million in outstanding advances with the

FHLB. We had $500,000 in fixed rate advances which offer fixed interest rates on balances that are due at maturity. We had $8.0 million in Convertible Fixed Rate Advances, which we refer to as "CFR," outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB's option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances. We also maintain a Cash Management Advance, which we refer to as "CMA," with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $6.0 million and expires annually. As of December 31, 2003 we had $150,000 outstanding under our CMA line of credit.

     We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2003, we had $339,000 in repurchase agreements outstanding.

     At December 31, 2003, we had qualifying capital of $9.3 million, or 11.1% of total risk-based assets as compared to $8.5 million, or 10.3% at December 31, 2002. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

     The footnotes to the audited financial statements enclosed contain further discussion of regulatory capital requirements. For further information, please refer to Note 13 of those audited financial statements.

Impact of New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since we do not have any legal obligations as described above, we do not expect this statement to have any impact on our consolidated financial position or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, Accounting for Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement intends to improve the comparability of financial reporting by requiring institutions to follow FASB Statement No. 141, Business Combinations. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not expect this statement to have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. Our consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 include the additional disclosures required by SFAS No. 148, but management does not anticipate that this statement will have a significant impact on our consolidated financial position or results of operations.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Since we do not invest in derivatives or engage in hedging activities, management does not expect this statement to have any impact on our consolidated financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Since we have not yet issued any instruments of the type discussed in the statement, management does not expect this statement to have a significant impact on our consolidated financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS


                          Index to Financial Statements


Independent Auditor's Report..................................................24

Consolidated Balance Sheets as of December 31, 2003 and 2002..................25

Consolidated Statements of Income for the Years ended December 31, 2003,
2002 and 2001.................................................................26

Consolidated Statements of Comprehensive Income for the Years ended
December 31, 2003, 2002 and 2001..............................................27

Consolidated Statements of Changes in Shareholders' Equity for the Three
Years ended December 31, 2003.................................................28

Consolidated  Statements  of  Cash  Flows for the Years ended December 31,
2003, 2002 and 2001........................................................29-30

Notes to Financial Statements..............................................31-45

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Tennessee Valley Financial Holdings, Inc.
Oak Ridge, Tennessee


We have audited the accompanying consolidated balance sheets of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Pugh & Company, P.C.

                                              Pugh & Company, P.C.
                                              Certified Public Accountants
                                              Knoxville, Tennessee
                                              January 30, 2004


                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                               As of December 31,              2003                      2002
                                                                       ---------------------     ---------------------

                             ASSETS
Cash and Due From Banks                                             $             2,073,710   $             2,018,197
Federal Funds Sold                                                                   71,664                   127,514
                                                                       ---------------------     ---------------------
   Total Cash and Cash Equivalents                                                2,145,374                 2,145,711

Investment Securities Available for Sale, at Fair Value                          14,502,488                13,853,233
Loans Held for Sale, at Fair Value                                                  273,500                 5,942,350
Loans, Net                                                                       85,498,056                81,205,940
Premises and Equipment, Net                                                       3,713,642                 3,368,925
Accrued Interest Receivable                                                         554,840                   568,350
Deferred Income Tax Benefit                                                         301,960                   167,014
Prepaid Expenses and Other                                                           93,550                   106,005
                                                                       ---------------------     ---------------------

TOTAL ASSETS                                                        $           107,083,410   $           107,357,528
                                                                       =====================     =====================

                     LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                            $            47,005,402   $           $45,756,562
  Term                                                                           41,112,536                45,704,783
                                                                       ---------------------     ---------------------
   Total Deposits                                                                88,117,938                91,461,345

 Securities Sold Under Agreements to Repurchase                                     339,308                   282,398
 Federal Funds Purchased                                                            370,000                         0
 Advances From Federal Home Loan Bank                                             8,650,000                 7,270,700
 Obligation Under Capital Lease                                                     260,957                         0
 Accrued Interest Payable                                                           282,158                   346,995
 Accrued Income Taxes                                                               334,383                    58,821
 Other                                                                              231,410                   210,535
                                                                       ---------------------     ---------------------
   Total Liabilities                                                             98,586,154                99,630,794
                                                                       ---------------------     ---------------------

SHAREHOLDERS' EQUITY
 Common Stock, Par Value $1, Authorized 2,000,000
  Shares; Issued and Outstanding 534,130 Shares                                     534,130                   534,130
 Capital in Excess of Par Value                                                   6,487,427                 6,487,427
 Retained Earnings                                                                1,363,212                   471,975
                                                                       ---------------------     ---------------------
                                                                                  8,384,769                 7,493,532
 Accumulated Other Comprehensive Income                                             112,487                   233,202
                                                                       ---------------------     ---------------------
   Total Shareholders' Equity                                                     8,497,256                 7,726,734
                                                                       ---------------------     ---------------------

TOTAL LIABILITIES AND EQUITY                                        $           107,083,410   $           107,357,528
                                                                       =====================     =====================



The accompanying notes are an integral part of these financial statements.


                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended December 31,            2003                   2002                   2001
                                                                      -----------------     -------------------     ----------------
INTEREST INCOME
 Loans (Including Fees)                                              $       5,814,501     $         5,623,920   $         5,183,424
 Investment Securities                                                         574,607                 699,255               893,544
 Federal Funds Sold                                                             21,367                  29,398               100,675
                                                                      -----------------     -------------------     ----------------
  Total Interest Income                                                      6,410,475               6,352,573             6,177,643
                                                                      -----------------     -------------------     ----------------

INTEREST EXPENSE
 Deposits                                                                    1,745,106               2,279,720             3,046,304
 Advances From Federal Home Loan Bank                                          332,763                 291,015               239,599
 Other                                                                           8,204                   2,095                31,874
                                                                      -----------------     -------------------     ----------------
  Total Interest Expense                                                     2,086,073               2,572,830             3,317,777
                                                                      -----------------     -------------------     ----------------
NET INTEREST INCOME                                                          4,324,402               3,779,743             2,859,866

PROVISION FOR LOAN LOSSES                                                      290,000                 485,000               163,500
                                                                      -----------------     -------------------     ----------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            4,034,402               3,294,743             2,696,366
                                                                      -----------------     -------------------     ----------------
NONINTEREST INCOME
 Service Charges on Demand Deposits                                            345,548                 307,648               253,070
 Fees on Loans Sold                                                            906,092                 451,996               243,775
 Net Gain on Sales of Investment Securities
  Available for Sale                                                            48,301                   3,700                12,827
 Other                                                                          71,668                  60,905                48,279
                                                                      -----------------     -------------------     ----------------
  Total Noninterest Income                                                   1,371,609                 824,249               557,951
                                                                      -----------------     -------------------     ----------------
NONINTEREST EXPENSE
 Salaries and Employee Benefits                                              1,883,229               1,509,933             1,186,585
 Occupancy Costs                                                               378,005                 309,884               296,357
 Furniture and Equipment Depreciation and Maintenance                          160,856                 144,519               126,956
 Data Processing Fees                                                          252,193                 234,154               204,002
 Office Supplies and Postage                                                   187,100                 160,225               137,740
 Advertising and Promotion                                                      94,712                 100,567               102,491
 Legal and Professional                                                         92,015                  66,697                64,083
 Other                                                                         696,118                 547,032               339,161
                                                                      -----------------     -------------------     ----------------
   Total Noninterest Expense                                                 3,744,228               3,073,011             2,457,375
                                                                      -----------------     -------------------     ----------------
INCOME BEFORE INCOME TAXES                                                   1,661,783               1,045,981               796,942
INCOME TAXES                                                                   583,601                 329,340               269,767
                                                                      -----------------     -------------------     ----------------
NET INCOME                                                           $       1,078,182     $           716,641   $           527,175
                                                                      =================     ===================     ================
EARNINGS PER SHARE:
 Basic                                                               $            2.02     $              1.34   $              0.99
                                                                      =================     ===================     ================
 Assuming Dilution                                                   $            2.01     $              1.34   $              0.99
                                                                      =================     ===================     ================

The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME









                             For the Years Ended December 31,          2003              2002               2001
                                                                   -------------     --------------     --------------
NET INCOME                                                      $    1,078,182    $       716,641    $       527,175
                                                                   -------------     --------------     --------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on Investment Securities
  Available for Sale                                                  (143,414)           194,413            152,238

 Reclassification Adjustment for Net (Gains) Losses Included
  in Net Income                                                        (48,301)            (3,700)           (12,827)

 Income Taxes Associated With Unrealized Gains/Losses on
  Investment Securities Available for Sale                              71,000            (67,723)           (51,582)
                                                                   -------------     --------------     --------------
   Other Comprehensive Income (Loss), Net of Tax                      (120,715)           122,990             87,829
                                                                   -------------     --------------     --------------
COMPREHENSIVE INCOME                                            $      957,467            839,631    $       615,004
                                                                   =============     ==============     ==============

























The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2003





                                                                                                    Accumulated
                                                              Capital in                               Other              Total
                                                Common         Excess of          Retained         Comprehensive      Shareholders'
                                                 Stock         Par Value          Earnings            Income             Equity
                                             -------------    ------------     -------------    -----------------   ----------------
BALANCES, JANUARY 1, 2001                    $     534,030    $  5,242,917     $    471,169     $          22,383   $     6,270,499

Net Income                                               0               0          527,175                     0           527,175

Other Comprehensive Income                               0               0                0                87,829            87,829
                                             -------------    ------------     ------------     -----------------    ---------------

BALANCES, DECEMBER 31, 2001                        534,030       5,242,917          998,344               110,212         6,885,503

Effect of Share Exchange and
 Conversion of Bank Stock
 to Holding Company Stock                                0       1,243,010       (1,243,010)                    0                 0
Common Stock Options Exercised                         100           1,500                0                     0             1,600
 (100 Shares at $16 Per Share)

Net Income                                               0               0          716,641                     0           716,641
Other Comprehensive Income                               0               0                0               122,990           122,990
                                             -------------    ------------     ------------     -----------------    ---------------

BALANCES, DECEMBER 31, 2002                        534,130       6,487,427          471,975               233,202         7,726,734

Net Income                                               0               0        1,078,182                     0         1,078,182

Other Comprehensive Loss                                 0               0                0              (120,715)         (120,715)
Cash Dividends Paid                                      0               0         (186,945)                    0          (186,945)
                                             --------------   ------------     ------------     -----------------    ---------------

BALANCES, DECEMBER 31, 2003                  $     534,130    $  6,487,427     $  1,363,212     $         112,487   $     8,497,256
                                             ==============   ==============   ============     =================    ===============








The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                        For the Years Ended December 31,           2003                 2002                2001
                                                              ----------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                $       1,078,182    $        716,641    $        527,175
                                                              ----------------     ---------------     ---------------

 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                         290,000             485,000             163,500
   Depreciation                                                      166,747             158,357             123,181
   Loss on Sales of Premises and Equipment                                 0                 999               2,514
   Deferred Income Tax Benefit                                       (63,946)            (66,126)            (75,744)
   Increase (Decrease) in Unearned Loan Fees                          43,995              (5,034)             44,324
   Net Amortization of Premiums and Discounts on                      92,274              56,696             (24,211)
Investment Securities
   FHLB Stock Dividends                                              (21,100)            (19,800)            (19,900)
   Net Gain on Sales of Investment Securities Available
    for Sale                                                         (48,301)             (3,700)            (12,827)
   Fees on Loans Sold                                               (906,092)           (430,000)           (230,930)
   Gain on Sales of Foreclosed Real Estate                                 0                (188)                  0
   (Increase) Decrease in Accrued Interest Receivable                 13,510             (24,180)            (37,628)
   (Increase) Decrease in Prepaid Expenses and Other                  32,455             (50,202)            (20,822)
   Decrease in Prepaid Income Taxes                                        0                   0              69,203
   Decrease in Accrued Interest Payable                              (64,837)            (60,063)            (94,127)
   Increase (Decrease) in Accrued Income Taxes                       275,562             (20,764)             79,585
   Increase in Other Liabilities                                      20,875               7,192             110,526
                                                              ----------------     ---------------     ---------------
    Total Adjustments                                               (168,858)             28,187              76,644
                                                              ----------------     ---------------     ---------------
     Net Cash Provided by Operating Activities                       909,324             744,828             603,819
                                                              ----------------     ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment Securities Available for Sale:
 Sales                                                             1,895,626           2,211,658           1,114,035
 Purchases                                                        (7,441,296)         (5,742,169)         (6,611,128)
 Maturities                                                        2,030,000           1,880,000           2,550,000
 Principal Repayments Received                                     2,651,827           2,072,676           2,010,935
 Maturities of Investment Securities Held to Maturity                      0                   0           1,000,000
 Net Increase in Loans                                            (4,646,111)        (14,577,962)        (12,159,955)
 New Loans Originated for Sale                                   (58,237,823)        (28,401,750)        (18,060,970)
 Proceeds From Sales of Loans                                     64,812,765          25,503,150          15,678,150
 Purchases of Premises and Equipment                                (238,360)            (66,468)           (928,469)
 Proceeds From Sales of Foreclosed Real Estate                             0               7,241                   0
                                                              ----------------     ---------------     ---------------
     Net Cash Provided by (Used in) Investing Activities             826,628         (17,113,624)        (15,407,402)
                                                              ----------------     ---------------     ---------------

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                         For the Years Ended December 31,           2003                2002                2001
                                                               ---------------     ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                              (3,343,407)         15,630,035           7,559,003
 Net Increase in Securities Sold Under Agreements to                  56,910             282,398                   0
  Repurchase
 Net Increase in Federal Funds Purchased                             370,000                   0                   0
 Net Increase in Advances From Federal Home Loan Bank              1,379,300             515,700           3,255,000
 Decrease in Obligation Under Capital Lease                          (12,147)                  0                   0
 Cash Dividends Paid                                                (186,945)                  0                   0
 Proceeds From Issuance of Common Stock                                    0               1,600                   0
                                                               ---------------     ---------------     ---------------
     Net Cash Provided by (Used in) Financing Activities          (1,736,289)         16,429,733          10,814,003
                                                               ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (337)             60,937          (3,989,580)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     2,145,711           2,084,774           6,074,354
                                                               ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $      2,145,374    $      2,145,711    $      2,084,774
                                                               ===============     ===============     ===============


Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                  $      2,150,910    $      2,632,893    $      3,411,904
  Income Taxes                                              $        370,251    $        415,495    $        197,174

Supplementary Disclosures of Noncash Investing and
 Financing Activities:
  Acquisition of Foreclosed Real Estate                     $         20,000    $         48,312    $              0
  Sales of Foreclosed Real Estate by Origination of
   Mortgage Loans                                           $              0    $         41,259    $              0
  Building Acquired Through Capital Lease                   $       (273,104)   $              0    $              0
  Change in Unrealized Gain/Loss on Investment
  Securities Available for Sale                             $       (191,715)   $        190,713    $        139,411
  Change in Deferred Taxes Associated With Unrealized
   Gain/Loss on Investment Securities Available for Sale    $        (71,000)   $         67,723    $         51,582
  Change in Net Unrealized Gain/Loss on Investment
   Securities Available for Sale                            $       (120,715)   $        122,990    $         87,829



The accompanying notes are an integral part of these financial statements.

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002, and 2001

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 consolidated financial statements.

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

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $73,000 as of December 31, 2003 ($70,000 in 2002).

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

Loans Held for Sale - Loans held for sale are stated at fair value, which approximates book value as of December 31, 2003 and 2002.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method using estimated useful lives of three to forty years.

Federal Funds Purchased - Federal funds purchased consists of an unsecured loan from one correspondent commercial bank located in the Southeastern United States. The loan was repaid on the next business day.

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

Stock Option Plans - The Company has two stock option plans that are described more fully in Note 14. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                           2003                 2002                 2001
                                                                      ----------------    -----------------    -----------------
Net Income, as Reported                                           $         1,078,182  $          716,641   $          527,175
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                         0              (8,413)              (7,344)
                                                                      ----------------    -----------------    -----------------
Pro Forma Net Income                                               $        1,078,182  $          708,228   $          519,831
                                                                      ================    =================    =================
Earnings Per Share:
 Basic - as Reported                                               $             2.02  $             1.34   $             0.99
                                                                      ================    =================    =================
 Basic - Pro Forma                                                 $             2.02  $             1.33   $             0.97
                                                                      ================    =================    =================
 Diluted - as Reported                                             $             2.01  $             1.34   $             0.99
                                                                      ================    =================    =================
 Diluted - Pro Forma                                               $             2.01  $             1.32   $             0.97
                                                                      ================    =================    =================

Earnings Per Share - Earnings per share is based on the following for the years ended December 31:


                                                                           2003                 2002                 2001
                                                                      ----------------    -----------------    -----------------
Weighted Average Number of Shares Outstanding
 Used for Basic Calculation                                                   534,130              534,085              534,030
Effect of Dilutive Stock Options                                                2,603                  853                  442
                                                                      ----------------    -----------------    -----------------
 Number of Shares Used for Calculation Assuming Dilution                      536,733              534,938              534,472
                                                                      ================    =================    =================


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                                       Investment Securities Available for Sale
                                                        ------------------------------------------------------------------------
                                                                               Gross              Gross             Estimated
                                                          Amortized         Unrealized          Unrealized            Fair
                                                             Cost              Gains              Losses              Value
                                                        ---------------    --------------     ---------------     --------------

December 31, 2003:
 Debt Securities:
  U.S. Treasury Securities and Obligations of
   U.S. Government Corporations and Agencies         $       3,583,508  $         63,856   $        (21,159)   $      3,626,205
  Mortgage-Backed and Related Securities                     5,032,646            74,084            (20,617)          5,086,113
  Obligations of States and
   Political Subdivisions                                    4,899,752           111,998            (39,917)          4,971,833
  Corporate Debt Securities                                    262,870             6,267                  0             269,137
                                                        ---------------    --------------     ---------------     --------------
    Total Debt Securities                                   13,778,776           256,205            (81,693)         13,953,288
 Equity Securities:
  Federal Home Loan Bank Stock, at Cost                        549,200                 0                  0             549,200
                                                        ---------------    --------------     ---------------     --------------
                                                     $      14,327,976  $        256,205   $        (81,693)   $     14,502,488
                                                        ===============    ==============     ===============     ==============


                                                                       Investment Securities Available for Sale
                                                        ------------------------------------------------------------------------
                                                                               Gross              Gross             Estimated
                                                          Amortized         Unrealized          Unrealized            Fair
                                                             Cost              Gains              Losses              Value
                                                        ---------------    --------------     ---------------     --------------
December 31, 2002:
 Debt Securities:
  U.S. Treasury Securities and Obligations of
   U.S. Government Corporations and Agencies         $       3,472,317  $        116,181   $        (21,924)   $      3,566,574
  Mortgage-Backed and Related Securities                     5,132,762           150,881               (967)          5,282,676
  Obligations of States and
   Political Subdivisions                                    3,808,402           101,375            (10,537)          3,899,240
  Corporate Debt Securities                                    545,425            31,218                  0             576,643
                                                        ---------------    --------------     ---------------     --------------
    Total Debt Securities                                   12,958,906           399,655            (33,428)         13,325,133
 Equity Securities:
  Federal Home Loan Bank Stock, at Cost                        528,100                 0                  0             528,100
                                                        ---------------    --------------     ---------------     --------------
                                                     $      13,487,006  $        399,655   $        (33,428)   $     13,853,233
                                                        ===============    ==============     ===============     ==============

The amortized cost and estimated fair value of debt securities as of December 31, 2003, by contractual maturity, are as follows:

                                                                                                     Available for Sale
                                                                                              ----------------------------------
                                                                                                                    Estimated
                                                                                                Amortized             Fair
                                                                                                   Cost               Value
                                                                                              ---------------     --------------
Due in One Year or Less                                                                    $               0   $              0
Due After One Year Through Five Years                                                              2,449,010          2,515,296
Due After Five Years Through Ten Years                                                             2,582,961          2,637,858
Due After Ten Years                                                                                3,714,159          3,714,021
                                                                                              ---------------     --------------
                                                                                                   8,746,130          8,867,175
Mortgage-Backed and Related Securities                                                             5,032,646          5,086,113
                                                                                              ---------------     --------------
                                                                                           $      13,778,776   $     13,953,288
                                                                                              ===============     ==============

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investment securities classified as available for sale totalled $1,895,626 during the year ended December 31, 2003 ($2,211,658 in 2002 and $1,114,035 in 2001). Gross gains of $48,301 ($8,856 in 2002 and $12,827 in
2001) and gross losses of $0 ($5,156 in 2002 and $0 in 2001) were realized by the Bank during the year ended December 31, 2003.

Investments with a total estimated fair value (which approximates book value) of approximately $6,813,000 as of December 31, 2003 ($6,246,000 in 2002) were pledged to secure deposits of public and private funds.

The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2003.

                                                                                       Less Than One Year
                                                               -------------------------------------------------------------------
                                                                  Number                                               Percent
                                                                    of               Fair           Unrealized            of
Description of Securities                                      Investments          Value             Losses            Losses
-----------------------------------------------------------    -------------     -------------    ---------------    -------------

 U.S. Treasury Securities and Obligations of U.S.
  Government Corporations and Agencies                               3        $     1,184,690  $        (21,159)        1.82%
 Mortgage-Backed Securities                                          5              1,716,664           (20,617)        1.22%
 Obligations of States and Political Subdivisions                    5              1,572,585           (39,917)        2.60%
                                                               -------------     -------------    ---------------
  Total Temporarily Impaired Securities                             13        $     4,473,939  $        (81,693)        1.86%
                                                               =============     =============    ===============



Management believes that all of the Bank's gross unrealized losses are a result of recent, normal market fluctuations. Therefore, the Bank's unrealized losses are considered temporary in nature and no permanent adjustments have been made to the carrying values of its investment securities.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, and Roane County areas. A summary of loans as of December 31, 2003 and 2002 is as follows:

                                                                                                2003                 2002
                                                                                          -----------------    -----------------
Loans Secured by Real Estate:
 Commercial Properties                                                                 $       15,458,130   $       15,014,207
 Construction and Land Development                                                             12,362,854           12,982,559
 Residential and Other Properties                                                              38,668,918           37,694,354
                                                                                          -----------------    -----------------
  Total Loans Secured by Real Estate                                                           66,489,902           65,691,120

Commercial and Industrial Loans                                                                11,439,618            8,433,366
Consumer Loans and Other                                                                        8,981,386            8,214,141
                                                                                          -----------------    -----------------
                                                                                               86,910,906           82,338,627
Less:  Allowance for Loan Losses                                                               (1,283,465)          (1,047,297)
           Unearned Loan Fees                                                                    (129,385)             (85,390)
                                                                                          -----------------    -----------------
                                                                                       $       85,498,056   $       81,205,940
                                                                                          =================    =================

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business. These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded. Outstanding letters of credit were approximately $585,000 as of December 31, 2003 ($880,000 as of December 31, 2002). Unadvanced lines of credit and commitments to extend credit were approximately $27,969,000 as of December 31, 2003 ($14,514,000 as of December 31, 2002). Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2003 approximately $22,632,000, were secured, primarily by real estate ($10,869,000 in 2002).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

                                                                                                2003                 2002
                                                                                          -----------------    -----------------

Loans at Beginning of Year                                                             $          528,779   $          793,466
 Disbursements                                                                                  1,508,079              436,358
 Repayments                                                                                      (920,021)            (701,045)
                                                                                          -----------------    -----------------
Loans at End of Year                                                                   $        1,116,837   $          528,779
                                                                                          =================    =================

The transactions in the allowance for loan losses are as follows:

                                                                           2003                 2002                 2001
                                                                      ----------------    -----------------    -----------------
Balance, Beginning of Year                                         $       1,047,297   $          811,488   $          694,351
Charge-offs                                                                  (80,587)            (276,054)             (50,785)
Recoveries                                                                    26,755               26,863                4,422
Provision - Charged to Expense                                               290,000              485,000              163,500
                                                                      ----------------    -----------------    -----------------
Balance, End of Year                                               $       1,283,465   $        1,047,297   $          811,488
                                                                      ================    =================    =================

The Bank had approximately $21,000 in 2003 ($28,000 in 2002) of loans past due ninety days or more and still accruing interest, and approximately $962,000 in loans on which the accrual of interest had been discontinued as of December 31, 2003 ($318,000 in 2002).

As of December 31, 2003, the Bank had approximately $1,516,000 in loans specifically classified as impaired ($800,000 in 2002). The allowance for loan losses related to impaired loans amounted to approximately $338,000 as of December 31, 2003 ($164,000 in 2002).

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                                                       2003                 2002
                                                                                ----------------    -----------------

Land                                                                          $       1,148,074   $        1,148,074
Buildings                                                                             1,984,582            1,980,669
Leasehold Improvements                                                                    6,894                6,894
Furniture, Fixtures, and Equipment                                                      882,038              749,824
Construction in Progress                                                                375,337                    0
                                                                                ----------------    -----------------
                                                                                      4,396,925            3,885,461
Less Accumulated Depreciation                                                          (683,283)            (516,536)
                                                                                ----------------    -----------------
                                                                              $       3,713,642   $        3,368,925
                                                                                ================    =================


Included in Construction in Progress above is $273,104 for a branch building being renovated that is an asset under capital lease (see Note 15). Depreciation expense will begin being recorded when the branch is placed in operation in 2004.


NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

                                                                                        2003                 2002
                                                                                ----------------    -----------------

Investment Securities                                                         $          147,946  $           131,007
Loans                                                                                    406,894              437,343
                                                                                ----------------    -----------------
                                                                              $          554,840  $           568,350
                                                                                ================    =================



NOTE 7 - DEPOSITS

A summary of deposits is as follows:

                                                                                        2003                 2002
                                                                                ----------------    -----------------
Demand Deposits:
 Noninterest-Bearing Accounts                                                 $        7,814,857  $         8,304,599
 NOW and MMDA Accounts                                                                36,048,879           34,944,348
 Savings Accounts                                                                      3,141,666            2,507,615
                                                                                ----------------    -----------------
Total Demand Deposits                                                                 47,005,402           45,756,562

 Term Deposits:
 Less Than $100,000                                                                   26,317,023           31,939,581
 $100,000 or More                                                                     14,795,513           13,765,202
                                                                                ----------------    -----------------
Total Term Deposits                                                                   41,112,536           45,704,783
                                                                                ----------------    -----------------
                                                                              $       88,117,938  $        91,461,345
                                                                                ================    =================

As of December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

     2004                             $        20,795,695
     2005                                      14,026,531
     2006                                       2,842,242
     2007                                       3,290,205
     2008 and Thereafter                          157,863
                                         ----------------
                                      $        41,112,536
                                         ================

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors. The balances as of December 31, 2003 and 2002 were $339,308 and $282,398, respectively.

Securities sold under agreements to repurchase averaged approximately $263,000 and $129,000 during 2003 and 2002, respectively. The maximum amounts outstanding at any month-end during 2003 and 2002 were approximately $339,000 and $282,000, respectively.


NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

The following table is a maturity schedule of advances from Federal Home Loan Bank as of December 31, 2003:

                                                                                                   Amount
                                                Next Call/                  Final                Outstanding
 Date of Advance       Interest Rate          Prepayment Date            Maturity Date           at 12/31/03
-----------------    ------------------    ----------------------    ---------------------     ----------------

    9/21/00                6.22%                  3/21/04                  9/22/10         $         1,000,000
    12/27/00               5.00%                  3/27/04                  12/27/10                  1,000,000
    8/10/01                5.09%                  8/10/06                  8/10/11                   1,000,000
    8/15/01                3.60%                  8/15/04                  8/15/11                   1,000,000
    6/21/02                4.82%                   None                    6/21/07                     500,000
    8/30/02                3.65%                  8/30/07                  8/30/12                   2,000,000
    4/25/03                2.41%                  4/25/06                  4/25/13                   2,000,000
    12/19/03               1.09%                   Daily                   3/18/04                     150,000
                                                                                               ----------------
                                                                                           $         8,650,000
                                                                                               ================

Interest expense associated with the advances from the FHLB totalled $332,763 for the year ended December 31, 2003 ($291,015 in 2002 and $239,599 in 2001).
Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank's FHLB stock and certain first mortgage loans. The Bank has a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $6,000,000 expiring in June 2004.


NOTE 10 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                                             2003                 2002                 2001
                                                                      ----------------    -----------------    -----------------
NOW and MMDA Accounts                                             $           377,271  $           447,195  $           572,209
Savings Accounts                                                               17,924               20,277               20,391
Term Deposits                                                               1,349,911            1,812,385            2,453,750
FHLB Advances and Repurchase Agreements                                       335,670              292,973              271,427
Capital Lease Obligation                                                        5,297                    0                    0
                                                                      ----------------    -----------------    -----------------
 Total Interest Expense                                           $         2,086,073  $         2,572,830  $         3,317,777
                                                                      ================    =================    =================

NOTE 11 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

                                                   2003                            2002                             2001
                                       -----------------------------    ----------------------------     ---------------------------
                                                         Percent                          Percent                          Percent
                                                            of                              of                               of
                                                          Pretax                          Pretax                           Pretax
                                         Amount           Income          Amount          Income           Amount          Income
                                       ------------    -------------    ------------    ------------     ------------    -----------

Federal Income Tax at
 Statutory Rate                     $     565,006            34.0 %  $     355,634           34.0 %   $     270,960         34.0 %
Change in Deferred Tax
 Valuation Allowance                            0             0.0                0            0.0           (25,219)        (3.1)
Tax Exempt Interest
 and Dividends                            (59,328)           (3.6)         (53,816)          (5.1)          (22,521)        (2.8)
State Income Tax and
 Other, Net                                77,923             4.7           27,522            2.6            46,547          5.8
                                       ------------    -------------    ------------    ------------     ------------    -----------
                                    $     583,601            35.1 %  $     329,340           31.5 %   $     269,767         33.9 %
                                       ============    =============    ============    ============     ============    ===========
Income Taxes Consist of:

Current                             $     647,547                    $     395,466                    $     345,511
Deferred Benefit                          (63,946)                         (66,126)                         (75,744)
                                       ------------                     ------------                     ------------
                                    $     583,601                    $     329,340                    $     269,767
                                       ============                     ============                     ============

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

                                                                                                    2003                 2002
                                                                                            ----------------    -----------------
Deferred Tax Assets:
 Allowance for Loan Losses                                                               $          458,432  $          336,701
 Deferred Loan Fees                                                                                  52,401              34,583
 Conversion to Cash Basis                                                                            14,522              10,163
 Organizational Costs                                                                                13,141              21,205
 Prepaid Items                                                                                        2,896                   0
                                                                                            ----------------    -----------------
  Total Deferred Tax Assets                                                                         541,392             402,652
                                                                                            ----------------    -----------------
 Deferred Tax Liabilities:
 Depreciation                                                                                       105,338              41,713
 FHLB Stock Dividends                                                                                42,444              33,899
 Discount Accretion                                                                                   8,110              16,433
 Unrealized Holding Gains on Investment Securities Available for Sale                                62,267             133,509
 State Tax                                                                                           21,273              10,084
                                                                                            ----------------    -----------------
  Total Deferred Tax Liabilities                                                                    235,638             239,432
                                                                                            ----------------    -----------------
   Net Deferred Tax Assets                                                               $          301,960  $          167,014
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

NOTE 12 - PROFIT SHARING PLAN

Contributions to the profit sharing plan, determined annually at the discretion of the Bank's board of directors, were $28,749, $23,729, and $20,108 for the years ended December 31, 2003, 2002, and 2001, respectively.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                               To Be Well
                                                                                 To Comply With             Capitalized Under
                                                                                Minimum Capital             Prompt Corrective
                                                         Actual                   Requirements              Action Provisions
                                                 -----------------------     -----------------------     ------------------------
                                                    Amount         Ratio        Amount        Ratio         Amount         Ratio
                                                 ----------    ----------    ----------     --------     ----------    ----------
As of December 31, 2003:
Total Capital
 (to Risk-Weighted Assets)                    $      9,321         11.1%  $      6,724         8.0%   $      8,405         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                    $      8,268          9.8%  $      3,362         4.0%   $      5,043          6.0%
Tier I Capital
 (to Average Assets)                          $      8,268          7.7%  $      5,357         5.0%   $      5,357          5.0%

As of December 31, 2002:
Total Capital
 (to Risk-Weighted Assets)                    $      8,465         10.3%  $      6,560         8.0%   $      8,201         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                    $      7,440          9.1%  $      3,280         4.0%   $      4,920          6.0%
Tier I Capital
 (to Average Assets)                          $      7,440          7.1%  $      5,224         5.0%   $      5,224          5.0%

NOTE 14 - KEY EMPLOYEES STOCK OPTION PLAN

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company's common stock on the date the option is granted. The board of directors has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vested over a four-year period. In 2002, options for 100 shares were exercised (none exercised in other years).

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be grated options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of the Company's common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the diluted shares outstanding (107,346 shares at December 31, 2003) or 213,612 shares of common stock for issuance during the term of the plan. The board of directors has not awarded any options under this plan.



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Years Ended December 31,
                             ---------------------------------------------------
                                  2003             2002              2001
                             ---------------  ----------------  ----------------
Dividend Yield                    N/A              1.37%             1.22%
Expected Life                     N/A             6 years           7 years
Expected Volatility               N/A                10%               10%
Risk-Free Interest Rate           N/A               5.2%              5.2%

A summary of the status of the Company's stock option plans is presented below:


                                              2003                            2002                             2001
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------

Outstanding at
 Beginning of Year                      14,500  $       16.00          14,600   $        16.00          14,600   $        16.00
Granted                                      0                              0                                0
Exercised                                    0                           (100)           16.00               0
Forfeited                                    0                              0                                0
                                   ------------                   -------------                    ------------
Outstanding at
 End of Year                            14,500  $       16.00          14,500   $        16.00          14,600   $        16.00
                                   ============                   =============                    ============
Options Exercisable                     14,500  $       16.00          14,500   $        16.00          12,700   $        16.00
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                           N/A                            N/A                              N/A

Information pertaining to options outstanding at December 31, 2003 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------

         $16.00 - $16.00                    14,500             5.3 years      $   16.00            14,500      $      16.00



NOTE 15 - LEASE COMMITMENTS/RELATED PARTY

The Bank leases certain office facilities and office equipment. On June 1, 2003, the Bank began leasing a branch building that has been classified as a capital lease for financial accounting purposes. This lease is for an initial ten year period with additional renewal options and purchase options. All other leases are classified as operating leases and provide for monthly lease payments over 12 to 60 months. Total lease expense under noncancellable operating leases for the years ended December 31, 2003, 2002, and 2001 totalled $53,701, $35,905, and $55,065, respectively, of which $0 was paid to a related party in 2003 ($0 in 2002 and $12,000 in 2001). The Bank no longer leases any office facilities from a related party with the completion of the new main office facility in 2001.

The following is a schedule by years of future minimum rental payments required under all noncancellable operating and capital leases as of December 31, 2003:


                                                Capital            Operating
                                                 Lease               Leases              Total
                                           ---------------     ---------------    ----------------

           2004                              $      29,906       $     57,540       $     87,446
           2005                                     29,906             45,850             75,756
           2006                                     29,906             45,850             75,756
           2007                                     29,906             45,224             75,130
           2008                                     33,406             42,094             75,500
           Thereafter                              158,585            185,915            344,500
                                           ---------------     ---------------    ----------------
Total minimum lease payments                 $     311,615       $    422,473       $    734,088
                                           ===============     ===============     ===============
Less amount representing interest                   50,658
                                           ---------------
Present value of minimum lease payments  $         260,957
                                           ===============

NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2003, the Bank had concentrations of loans secured by commercial properties and residential and other properties. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate collateral loan-to-value ratios.


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2003 and 2002, the amounts that will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Federal Funds Purchased - For this short-term instrument, the recorded book value is a reasonable estimate of fair value.

Advances From Federal Home Loan Bank - For advances that are fixed rate and fixed maturity liabilities, their fair value is estimated using rates currently available to the Bank for debt with similar terms and remaining maturities. Book value approximates fair value for advances that have variable rates.

Obligation Under Capital Lease - For 2003, the book value approximates fair value since interest rates have not changed significantly since this obligation was incurred.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2003 and 2002.

The recorded book value and estimated fair value of the Bank's financial instruments as of December 31, 2003 and 2002 are as follows:


                                                                        2003                                 2002
                                                            --------------------------------    ---------------------------------
                                                              Recorded         Estimated          Recorded           Estimated
                                                             Book Value        Fair Value        Book Value         Fair Value
                                                            -------------    ---------------    --------------     --------------
FINANCIAL ASSETS:
Cash and Cash Equivalents                                $     2,145,374  $       2,145,374  $      2,145,711   $      2,145,711
Investment Securities                                    $    14,502,488  $      14,502,488  $     13,853,233   $     13,853,233
Loans Held for Sale                                      $       273,500  $         273,500  $      5,942,350   $      5,942,350
Net Loans                                                $    85,498,056  $      85,381,695  $     81,205,940   $     80,933,996

FINANCIAL LIABILITIES:
Deposits                                                 $    88,117,938  $      88,575,464  $     91,461,345   $     92,283,929
Securities Sold Under Agreements to Repurchase           $       339,308  $         339,308  $        282,398   $        282,398
Federal Funds Purchased                                  $       370,000  $         370,000  $              0   $              0
Advances From Federal Home Loan Bank                     $     8,650,000  $       8,522,981  $      7,270,700   $      7,818,611
Obligation Under Capital Lease                           $       260,957  $         260,957  $              0   $              0

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

                            CONDENSED BALANCE SHEETS

                                                               As of December 31,            2003                  2002
                                                                                      -------------------    ------------------
Assets:
 Cash in Bank                                                                      $              59,783  $              3,222
 Prepaid and Deferred Income Taxes                                                                46,101                28,082
 Investment in Common Stock of TNBank                                                          8,278,885             7,462,228
                                                                                      -------------------    ------------------
Total Assets                                                                       $           8,384,769  $          7,493,532
                                                                                      ===================    ==================
Liabilities                                                                        $                   0  $                  0
                                                                                      -------------------    ------------------

Shareholders' Equity:
 Common Stock                                                                                    534,130               534,130
 Capital in Excess of Par Value                                                                6,487,427             6,487,427
 Retained Earnings                                                                             1,363,212               471,975
                                                                                      -------------------    ------------------
  Total Shareholders' Equity                                                                   8,384,769             7,493,532
                                                                                      -------------------    ------------------
Total Liabilities and Shareholders' Equity                                         $           8,384,769  $          7,493,532
                                                                                      ===================    ==================



                                                CONDENSED STATEMENTS OF INCOME


                                                                                                               Period From
                                                                                         Year Ended            May 9, 2002
                                                                                        December 31,         to December 31,
                                                                                            2003                   2002
                                                                                      ------------------    -------------------

Income - Dividends From TNBank                                                     $            291,000  $              75,000
Organizational Costs and Operating Expenses                                                      47,759                 73,400
                                                                                      ------------------    -------------------
Income Before Income Tax Benefit and Equity in                                                  243,241                  1,600
 Undistributed Net Income of TNBank
Income Tax Benefit                                                                               18,284                 28,105
Equity in Undistributed Net Income of TNBank                                                    816,657                442,270
                                                                                      ------------------    -------------------
Net Income                                                                         $          1,078,182  $             471,975
                                                                                      ==================    ===================

                                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                Period From
                                                                                         Year Ended             May 9, 2002
                                                                                        December 31,          to December 31,
                                                                                            2003                   2002
                                                                                      ------------------    ------------------
Cash Flows From Operating Activities:
 Net Income                                                                           $        1,078,182    $          471,975
                                                                                      ------------------    ------------------
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Equity in Undistributed Net Income of TNBank                                                 (816,657)             (442,270)
   Increase in Prepaid and Deferred Income Taxes                                                 (18,019)              (28,083)
                                                                                      ------------------    ------------------
    Total Adjustments                                                                           (834,676)             (470,353)
                                                                                      ------------------    ------------------
     Net Cash Provided by Operating Activities                                                   243,506                 1,622
                                                                                      ------------------    ------------------
Cash Flows From Financing Activities:
 Proceeds From Issuance of Common Stock                                                                0                 1,600
 Cash Dividends Paid                                                                            (186,945)                    0
                                                                                      ------------------    ------------------
     Net Cash Provided by (Used in) Financing Activities                                        (186,945)                1,600
                                                                                      ------------------    ------------------
Net Increase in Cash and Cash Equivalents                                                         56,561                 3,222
Cash and Cash Equivalents, Beginning of Period                                                     3,222                     0
                                                                                      ------------------    ------------------
Cash and Cash Equivalents, End of Period                                              $           59,783    $            3,222
                                                                                      ==================    ==================

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Vice President have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the last day of the period covered by this annual report. Based on that evaluation, the President and Chief Executive Officer and the Vice President have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM  9.    DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert

     We do not currently have an "audit committee financial expert," as defined under the rules of the Securities and Exchange Commission, serving on our Audit Committee. We believe that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

     We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Gerald L. Cooksey, Jr. Vice President, TnBank, 401 S. Illinois Avenue, Oak Ridge TN 37830.

     The remainder of this item is incorporated by reference to the sections entitled "Management of the Company" and "Beneficial Ownership Reporting Compliance" of our 2004 Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

     This item is incorporated by reference to the sections entitled "Executive Compensation," "Stock Options" and "Directors' Compensation" of our 2004 Proxy Statement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference to the section entitled "Information Regarding Certain Beneficial Owners" of our 2004 Proxy Statement.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our 2004 Proxy Statement.


ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.  Description
     -----------  -----------

          3.1*    Charter of Tennessee Valley Financial Holdings, Inc.

          3.2*    Bylaws of Tennessee Valley Financial Holdings, Inc.

         21.1     Subsidiaries of Tennessee Valley Financial Holdings, Inc.

         31.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Gerald L. Cooksey, Jr., the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Gerald L. Cooksey, Jr., the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         ----------------------

         * Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This item is incorporated by reference to the section entitled "Principal Accountant Fees and Services" in our 2004 Proxy Statement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tennessee Valley Financial Holdings, Inc.


                                     By: /s/ Thomas E. Tuck
                                         ---------------------------------------
                                         Thomas E. Tuck
                                         President and CEO
                                         Date:  March 16, 2004



/s/ Gerald L. Cooksey, Jr.               /s/ Thomas E. Tuck
--------------------------------------------------------------------------------
Gerald L. Cooksey, Jr.                   Thomas E. Tuck
Vice President                           President and Chief
Date:  March 16, 2004                    Executive Officer, Director
                                         Date: March 16, 2004



/s/ Victor Dodson                       /s/ J. Michael Anderson
--------------------------------------------------------------------------------
Victor Dodson                            J. Michael Anderson
Director                                 Director
Date:  March 16, 2004                    Date:  March 16, 2004



/s/ J. Frank Jamison                     /s/ A.P. Cappiello
--------------------------------------------------------------------------------
J. Frank Jamison                         A.P. Cappiello
Director                                 Director
Date:  March 16, 2004                    Date:  March 16, 2004



/s/ Larry Beeman                        /s/ Terry L. Kerbs
--------------------------------------------------------------------------------
Larry Beeman                             Terry L. Kerbs
Director                                 Director
Date:  March 16, 2004                    Date:  March 16, 2004


/s/ Dr. Thomas D. Moye, Jr.             /s/ William Robert Witt
--------------------------------------------------------------------------------
Dr. Thomas D. Moye, Jr.                  William Robert Witt
Director                                 Director
Date: March 16, 2004                     Date: March 16, 2004