Form 10QSB
period 2004-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2004-04-23
CIK 1175158

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                             ----------   ---------
                             Commission File Number

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

Registrant's telephone number, including area code: (865)483-9444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

     Check by mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes [x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 532,130 on April 23, 2004.

                                   FORM 10-QSB
                                      Index
                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
             as of March 31, 2004 and December 31, 2003........................3

             Condensed Consolidated Statements of Income
             for the three months ended March 31, 2004 and 2003................4

             Condensed Consolidated Statement of Changes in Stockholders'
             Equity for the three months ended March 31, 2004..................5

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2004 and 2003........................6

             Condensed Consolidated Statements of Comprehensive Income
             for the three months ended March 31, 2004 and 2003................7

             Notes to Unaudited Condensed Consolidated Financial
             Statements.....................................................8-11

     Item 2. Management's  Discussion  and Analysis of Financial
             Condition and Results of Operations...........................12-18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................19

     Item 2. Changes in Securities............................................19

     Item 3. Defaults upon Senior Securities..................................19

     Item 4. Submission of Matters to a Vote
             of Securities Holders............................................19

     Item 5. Other Information................................................19

     Item 6. Exhibits and Reports on Form 8-K.................................19

Signature.....................................................................20

Item 1.  Financial Statements

Part I - Financial Information
            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet


                                                                        March 31, 2004
                                                                         (Unaudited)          December 31, 2003
                                                                    -----------------------------------------------
Assets
Cash and due from banks                                             $         1,682           $       2,074
Federal funds sold                                                              245                      71
                                                                    -----------------------------------------------
Cash and cash equivalents                                                     1,927                   2,145

Investment Securities:
Investment Securities available for sale, at Fair Value                      14,240                  14,502
Loans, net                                                                   89,612                  85,498
Loans Held for Sale, at Fair Value                                            1,600                     273
Banking premises and equipment, net                                           3,861                   3,714
Accrued interest receivable                                                     531                     555
Other real estate owned                                                           -                      20
Prepaid expenses and other assets                                               504                     376
                                                                    -----------------------------------------------
Total Assets                                                        $       112,275           $     107,083
                                                                    ===============================================
Liabilities and Stockholders Equity
Deposits                                                            $        93,779           $      88,118
Securities sold under agreements to repurchase                                  334                     339
Other Borrowings                                                              8,756                   9,281
Accrued interest payable                                                        252                     282
Other liabilities                                                               397                     566
                                                                    -----------------------------------------------
Total Liabilities                                                           103,518                  98,586
                                                                    -----------------------------------------------
Stockholders Equity:
Common stock, $1.00 par value, 2,000,000 shares authorized,
532,130
issued and outstanding in 2004, 534,130 issued and outstanding
in 2003                                                                         532                     534
Capital in excess of par value                                                6,450                   6,487
Retained Earnings                                                             1,614                   1,363
Accumulated other comprehensive income                                          161                     113
                                                                    -----------------------------------------------
Total Stockholders Equity                                                     8,757                   8,497
                                                                    -----------------------------------------------
Total Liabilities and Stockholders Equity                                   112,275                 107,083
                                                                    ===============================================


The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (in thousands except for per share amounts)
                                   (Unaudited)

                                                                      For the three months ended March 31
                                                                         2004                      2003
                                                               -----------------------------------------------
Interest Income:
Loans, including fees                                          $        1,460             $       1,460
Investment securities                                                     148                       154
Federal funds sold                                                          -                         6
                                                               -----------------------------------------------
Total interest income                                                   1,608                     1,620
                                                               -----------------------------------------------
Interest Expense:
Deposits                                                                  362                       517
Advances from the Federal Home Loan Bank and other
borrowings                                                                 92                        76
                                                               -----------------------------------------------
Total interest expense                                                    454                       593
                                                               -----------------------------------------------
Net interest income                                                     1,154                     1,027
Provision for loan losses                                                  21                        73
                                                               -----------------------------------------------

Net interest income after provision for loan losses                     1,133                       954
                                                               -----------------------------------------------
Non-interest income
Service charges on deposit accounts                                        94                        78
Fees on sale of mortgage loans                                             54                       238
Net gains (losses) on sales of investment securities
available for sale                                                          4                        11
Other income                                                               21                        14
                                                               -----------------------------------------------
Total non-interest income                                                 173                       341
                                                               -----------------------------------------------
Non-interest expense
Salaries and employee benefits                                            472                       456
Net occupancy expense                                                     116                       109
Data processing fees                                                       61                        60
Advertising and promotion                                                  28                        19
Office supplies and postage                                                42                        37
Legal and professional                                                     42                        16
Loan Expense                                                               55                        67
Other                                                                     108                        92
                                                               -----------------------------------------------
Total non-interest expense                                                924                       856
                                                               -----------------------------------------------
Income before income tax expense                                          382                       439
Income tax expense                                                        131                       156
                                                               -----------------------------------------------
Net Income                                                     $          251             $         283
                                                               ===============================================
Basic Earnings per Common Share                                $         0.47             $        0.53
                                                               ===============================================
Diluted Earnings per Common Share                              $         0.47             $        0.53
                                                               ===============================================
Weighted average common shares (Denominator Basic EPS)                532,130                   534,130
Dilutive effect of stock options                                        2,603                       853
                                                               -----------------------------------------------
Weighted average common shares and common stock
equivalents (Denominator Diluted EPS)                                 534,733                   534,983
                                                               ===============================================

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                    For the three months ended March 31, 2004
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Accumulated
                                                      Capital in                       Other            Total
                                           Common      Excess of     Retained      Comprehensive    Stockholders
                                            Stock      Par Value     Earnings      Income (Loss)       Equity
                                         ----------- ------------ -------------- ----------------- --------------
Balances at December 31, 2003            $    534    $     6,487  $     1,363    $          113    $      8,497

Net income                                                                251                               251

Other comprehensive income (loss)                                                            48              48

Purchase and retirement of 2,000
shares of common stock                         (2)           (37)                                           (39)

                                         ----------- ------------ -------------- ----------------- --------------
Balances at March 31, 2004               $    532    $     6,450  $     1,614    $          161    $      8,757
                                         =========== ============ ============== ================= ==============



















The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
               For the three months ended March 31, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                                                  2004             2003
                                                                                            ----------------- ----------------
Cash Flows from Operating Activities:
Net Income                                                                                  $           251   $          283
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                               21               73
 Amortization of premium on investment securities,
 net of accretion of discount                                                                            19               18
 Depreciation                                                                                            42               39
 Net (gain) loss on sale of available for sale securities                                                (4)             (11)
 Stock dividends on FHLB Stock                                                                          (11)              (5)
Changes in operating assets and liabilities:
 Accrued interest receivable                                                                             24                1
 Other assets                                                                                          (137)            (111)
 Accrued interest payable and other liabilities                                                        (199)             182
                                                                                            ----------------- ----------------
  Net cash provided by operating activities                                                               6              469
                                                                                            ----------------- ----------------

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                                         457              975
Proceeds from maturities and calls of available for sale investment securities                          363              691
Purchases of available for sale investment securities                                                  (485)          (1,029)
Loans originated, net of payments received                                                           (4,135)              82
Additions to banking premises and equipment                                                            (189)              (8)
Net (increase) decrease in loans held for sale                                                       (1,327)           1,328
                                                                                            ----------------- ----------------
  Net cash used in investing activities                                                              (5,316)           2,039
                                                                                            ----------------- ----------------
Cash Flows from Financing Activities:
Increase in deposits, net                                                                             5,661            1,527
Purchase of common stock                                                                                (39)               -
Proceeds from securities sold under agreements to repurchase and other borrowings, net
 of principal repayments                                                                               (530)            (767)
                                                                                            ----------------- ----------------
Net cash provided by financing activities                                                             5,092              760
                                                                                            ----------------- ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   (218)           3,268

Cash and Cash Equivalents, Beginning of Period                                                        2,145            2,146
                                                                                            ----------------- ----------------
Cash and Cash Equivalents, End of Period                                                    $         1,927   $        5,414
                                                                                            ================= ================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                                                  484              509
Income taxes paid                                                                                       235               54

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                                   -                -
Purchase of building financed by capital lease obligation                                                 -                -
Change in unrealized gain (loss) on available for sale investment securities                             76              (23)
Change in deferred tax associated with unrealized gain (loss) on investment
 securities available for sale                                                                           28               (9)
Change in net unrealized gain (loss) on available for sale investment securities                         48              (14)


The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
               For the three months ended March 31, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                                    2004              2003
                                                                              ----------------- -----------------
Net Income                                                                    $          251    $          283
                                                                              ----------------- -----------------
Other comprehensive income, net of tax:
   Unrealized gains/losses on investment securities                                       80               (12)
   Reclassification adjustment for gains/losses included in net income                    (4)              (11)
   Income taxes related to unrealized gains/losses on investment securities              (28)                9
                                                                              ----------------- -----------------
Other comprehensive income (loss), net of tax                                             48                14
                                                                              ----------------- -----------------
Comprehensive income                                                          $          299    $          269
                                                                              ================= =================
























The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003


PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
----------------------------------------------------

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, TnBank (the "Bank"). All intercompany balances and transactions have been eliminated.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with our audited financial statements for the year ended December 31, 2003.

Financial information and the results of operations for the three months ended March 31, 2004, and cash flows for the three month periods ended March 31, 2004 and 2003 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - ACCOUNTING POLICY CHANGES
----------------------------------

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. We apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. Our consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 include the additional disclosures required by SFAS No. 148, but management does not anticipate this statement having a significant impact on our consolidated financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Since we do not invest in derivatives or engage in hedging activities, management does not expect this statement to have a significant impact on our consolidated financial position or results of operations.

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

NOTE 3 - COMMITMENTS
--------------------

As of March 31, 2004, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $12.9 million and commitments to advance existing home equity and other credit lines in the amount of $14.1 million. In addition, the Company has also conveyed $484,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS
-------------------------

The following table summarizes the Company's other borrowings as of March 31, 2004 and December 31, 2003, respectively.

                                         March 31, 2004       December 31, 2003
                                     --------------------- ---------------------
Federal Home Loan Bank Advances      $         8,500       $            8,650
Fed Funds Purchased                                -                      370
Capital Lease Obligations                        256                      261
                                     --------------------- ---------------------
Total Other Borrowings                         8,756                    9,281
                                     ===================== =====================

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

(In Thousands, Except Per Share Data)

                                                             Quarter Ended March 31,
                                                      ----------------- -----------------
                                                             2004              2003
                                                      ----------------- -----------------
Net Income, as Reported                               $            251  $            283
Less: Total Stock-Based Employee Compensation
  Expense Determined Under Fair Value Based Method
  for All Awards, Net of Related Tax Effects                         0                 0
                                                      ----------------- -----------------
Pro Forma Net Income                                  $            251  $            283
                                                      ================= =================
Earnings Per Share:
  Basic - as Reported                                 $           0.47  $           0.53
                                                      ================= =================
  Basic - Pro Forma                                   $           0.47  $           0.53
                                                      ================= =================
  Diluted - as Reported                               $           0.47  $           0.53
                                                      ================= =================
  Diluted - Pro Forma                                 $           0.47  $           0.53
                                                      ================= =================

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which are vested and remain unexercised as of March 31, 2004. In the first quarter of 2002, options for 100 shares were exercised (none exercised in prior periods).

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to our best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the diluted shares outstanding (107,346 shares at December 31, 2003) or 213,612 shares of common stock for issuance during the term of the plan. The board of directors has not awarded any options under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter ending March 31, 2004 and 2003.


                          Quarter ended March 31,
                             2004        2003
                         --------------------------
Dividend Yield              1.37%        1.37%
Expected Life              6 years      6 years
Expected Volatility          10%          10%
Risk-Free Interest Rate      5.2%         5.2%

A summary of the status of the Company's stock option plans is presented below:

                                           Three Months Ended                Three Months Ended
                                                 March 31,                         March 31,
                                                   2004                              2003
                                     ---------------------------------- --------------------------------
                                         Shares           Weighted         Shares         Weighted
                                                          Average                         Average
                                                       Exercise Price                  Exercise Price
                                     ---------------- ----------------- ------------- ------------------

Outstanding at
  Beginning of Period                         14,500   $      16.00           14,500   $      16.00
Granted                                            0                               0
Exercised                                          0                               0
Forfeited                                          0                               0
                                     ----------------                   -------------
Outstanding at
  End of Period                               14,500   $      16.00           14,500   $      16.00
                                     ================ ================= ============= ==================
Options Exercisable
  at Period-End                               14,500   $      16.00           14,500   $      16.00
Weighted Average Fair
  Value of Options Granted
  During the Period                              N/A                             N/A


Information pertaining to options outstanding at March 31, 2004 is as follows:

                                                          Weighted
                                                          Average           Weighted                           Weighted
                                         Number          Remaining          Average            Number          Average
     Range of Exercise Prices          Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------ ---------------- ----------------- ----------------- ----------------- ---------------
$16.00 - $16.00                               14,500     5.0 years       $     16.00                14,500   $    16.00

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
-------------------------------------------------------------------------------

GENERAL
-------

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending March 31, 2004, we earned net income of $251,000 or $0.47 per share as compared to $283,000 or $0.53 per share for the corresponding period in 2003. The decrease in net income for the first quarter of 2004 is primarily due to a decrease in non-interest income (primarily fees on sales of mortgage loans) and an increase in non-interest expense, partially offset by a reduction in interest expense. The table below presents certain key financial ratios for the first quarter of 2004 and 2003 respectively.

                                      For the three months ending
                                               March 31,
                                          2004               2003
                                   ------------------  ------------------
Return on Average Assets                      0.92%              1.05%
Return on Average Equity                     11.74%             14.39%
Earnings per share - basic         $          0.47     $         0.53


NET INTEREST INCOME
-------------------

Net interest income was $1.2 million for the first quarter of 2004, an increase of approximately 12.4% or $127,000 over the same period in 2003. The increase in net interest income was due to an increase in our net interest margin. Our net interest margin improved as the rates on our interest-bearing deposits decreased to a greater degree than the yield on our interest-bearing assets. Average loans increased approximately $6.45 million to $89.2 million at March 31, 2004, as compared to $82.8 million at March 31, 2003. Average loans were approximately 86% of total earning assets at March 31, 2004 and 84% at March 31, 2003.

The yield on total earning assets declined 37 basis points for the first quarter of 2004 as compared to the first quarter of 2003. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2003 and 2004 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) generally were priced at lower yields than had previously been the case. Additionally, new earning assets (i.e. loans originated, securities purchased) during 2003 and 2004 were added at lower yields. Loan yields declined 51 basis points to 6.55% for the first quarter of 2004 as compared to 7.06% for the first quarter of 2003 due to the reasons discussed above. Investment yields declined 27 basis points during the first quarter as compared to the same period in 2003, again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 30 basis points due to the decline in interest rates.

Total interest expense was approximately $454,000 for the first quarter of 2004, a 23.44% decrease as compared to the same period in 2003. The average rate on interest-bearing deposits was 1.77% for the first quarter of 2004, 68 basis points lower than the average rate on deposits during the first quarter of 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the decline in interest rates since 2001. Initially, as rates began to decline after the Federal Reserve lowered interest rates, our deposit rates did not lower as quickly as did the rates on earning assets. However, as rates moderated during the latter part of 2001 and remained at their lower levels, the rate on our deposits continued to decline as we repriced maturing time deposits into lower rates and attracted new deposits at lower rates. The average cost of borrowed funds was 3.62% for the first quarter of 2004 and 4.27% for the first quarter of 2003. The decline in rates on borrowed funds can be attributed to a change in the mix of borrowings to more overnight borrowings, which were priced at significantly lower interest rates than the borrowings of the first quarter of 2003; we had no overnight borrowings as of March 31, 2004. The overall rate on interest-bearing liabilities was 1.82% for the first quarter of 2004 compared to 2.40% for the same period in 2003.

                                                  Three Months Ended (In thousands)          Three Months Ended (In thousands)
                                                            March 31, 2004                            March 31, 2003
                                                --------------------------------------- --------------------------------------------
                                                  Average     Interest     Yield/Rate      Average        Interest      Yield/Rate
                                                  Balance                                  Balance
                                                ------------ ------------ ------------- -------------- --------------- -------------
Loans(1) (2)                                     $ 89,224     $ 1,460            6.55%   $  82,775      $    1,460            7.06%
Investment securities(3) (5)                       14,165         168            4.74%      13,244             166            5.01%
Federal funds sold                                    136           0            0.91%       1,979               6            1.21%
                                                ------------ ------------ ------------- -------------- --------------- -------------
Total earning assets                              103,525       1,628            6.29%      97,998           1,632            6.66%
                                                             ------------                              ---------------
Other assets                                        5,813                                    9,590
                                                ------------                            --------------
Total Assets                                      109,338                                  107,588
                                                ============                            ==============
Interest-bearing deposits                          81,668         362            1.77%      84,394             517            2.45%
Demand deposits                                     8,202           -            0.00%       7,449               -            0.00%
Securities sold under agreements to
 repurchase and other borrowings                   10,155          92            3.62%       7,113              76            4.27%
                                                ------------ ------------ ------------- -------------- --------------- -------------
Total rate-bearing liabilities                    100,025         454            1.82%      98,956             593            2.40%
Other liabilities                                     763                                      767
                                                ------------                            --------------
Total Liabilities                                 100,787                                   99,723
                                                ------------                            --------------
Total Stockholders' Equity                          8,550                                    7,865
                                                ------------                            --------------
Total Liabilities and Stockholders' Equity        109,338                                  107,588
                                                ============                            ==============
                                                             ------------                              ---------------
Net interest income                                           $ 1,174                                   $    1,039
                                                             ============                              ===============
                                                                          -------------                                -------------
Net interest spread                                                              4.47%                                        4.26%
                                                                          =============                                =============

                                                                          -------------                                -------------
Net interest margin(4)                                                           4.54%                                        4.24%
                                                                          =============                                =============

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

PROVISION FOR LOAN LOSSES
-------------------------

Provision for loan losses was $21,000 during the first quarter of 2004, compared to $73,000 in the first quarter of 2003. The balance of the allowance for loan losses at March 31, 2004 was $1.29 million (1.39% of gross loans) compared to $1.28 million (1.47% of gross loans) at December 31, 2003. Net charge-offs for the first quarter of 2004 were $19,000 as compared to $9,000 for the first quarter of 2003. As a percentage of average loans, the annualized rate of net charge-offs was 0.08% for the first quarter of 2004 compared to a 0.04% ratio for the same period in 2003.

                    Analysis of the Allowance for Loan Losses
                      For the Three Months Ended March 31,

                                                                         2004                2003
                                                                ------------------ -------------------
Average Loans Outstanding                                                  89,224              82,775
                                                                ================== ===================
Allowance at beginning of period                                            1,283               1,047

Charge-offs:
Commercial, financial and agricultural                                          -                   -
Real Estate - construction                                                      -                   -
Real Estate - mortgage                                                          -                   -
Installment - consumer                                                         24                  11
Other                                                                           -                   -
                                                                ------------------ -------------------
Total charge-offs                                                              24                  11
                                                                ------------------ -------------------

Recoveries:
Commercial, financial and agricultural                                          -                   -
Real Estate - construction                                                      -                   -
Real Estate - mortgage                                                          3                   -
Installment - consumer                                                          2                   2
Other                                                                           -                   -
                                                                ------------------ -------------------
Total recoveries                                                                5                   2

Net charge-offs                                                                19                   9
                                                                ------------------ -------------------
Provision for loan losses                                                      21                  73
                                                                ------------------ -------------------
Balance at end of period                                                $   1,285           $   1,111
                                                                ================== ===================
Ratio of net charge-offs during the period to average loans
outstanding during the period                                               0.02%                0.01%

As of March 31, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME
-------------------

Total non-interest income was approximately $173,000 for the first quarter of 2004 compared to $341,000 for the same period in 2003. Fees on sales of mortgage loans fell to $54,000 during the first quarter of 2004 as compared to approximately $238,000 during the first quarter of 2003. Management attributes the decrease in fees on sales of mortgage loans to a decrease in the volume of loans sold, as a significant number of eligible households have already refinanced during this low mortgage interest rate cycle. Service charges on deposit accounts increased 21% during the first quarter of 2004 as compared to the same period in 2003.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled approximately $924,000 during the first quarter of 2004 as compared to $856,000 during the first quarter of 2003. Non-interest expense (annualized) as a percent of total average assets was 3.38% for the first quarter of 2004 compared to 3.18% for the first quarter of 2003. The increase in non-interest expense during the first quarter of 2004 as compared to the same period in 2003 can be primarily attributed to increases in salaries and employee benefits, legal and professional expense and other expenses. Most of the salary and employee benefit increases can be attributed to the growth in our assets which has necessitated increases in overhead expenses. The increase in legal and professional expense is attributable in part to additional audit work required under new audit standards.

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

We recognized income tax expense of $131,000 and $156,000 for the first quarter of 2004 and 2003, respectively. The effective income tax rate for the Company was 34.3% for the first quarter of 2004 and 35.5% for the first quarter of 2003.

BALANCE SHEET ANALYSIS - COMPARISON OF MARCH 31, 2004 TO DECEMBER 31, 2003
--------------------------------------------------------------------------

Assets totaled $112.3 million at March 31, 2004, as compared to $107.1 million at December 31, 2003, an increase of 4.9%. Our growth is attributable to a $4.1 million in loans, $1.3 million in loans held for sale, and $0.4 million in prepaid expenses and other assets.

INVESTMENT SECURITIES
---------------------

Investment securities were approximately $14.2 million, or 13% of total assets, at March 31, 2004, a decrease of $262,000 from December 31, 2003. We purchased $485,000 in investment securities during the first quarter of 2004, while maturities, calls, sales and principal paydowns provided cash of $821,000.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 31.0% of the portfolio at March 31, 2004 and 35.1% at December 31, 2003.

At March 31, 2004 and December 31, 2003, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale was $251,000 at March 31, 2004, an increase of $76,000 from December 31, 2003, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----

During the first quarter of 2004, loans increased $4.1 million to $89.6 million at March 31, 2004.

                               Loans by Type

                                                March 31,         December 31,
                                                   2004              2003
                                            ---------------  -----------------
Commercial, financial and agricultural      $       27,384   $       26,900
Real Estate - construction                          16,948           12,363
Real estate - mortgage                              38,013           38,666
Installment loans to individuals                     8,689            8,981
                                            ---------------  -----------------
Loans, gross                                $       91,034   $       86,910
Less:
Allowance for loan losses                           (1,285)          (1,283)
Unearned loan fees                                    (137)            (129)
                                            ---------------  -----------------
                                            $       89,612   $       85,498
                                            ===============  =================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                              Non-Performing Assets

                                                                             March 31, 2004       December 31, 2003
                                                                         ------------------      ------------------

Non-accrual loans(1)                                                     $              654      $              962
Loans past due greater than 90 days and still accruing interest                           4                      21
Restructured loans(2)                                                                   437                     155
Other real estate owned                                                                   -                      20
                                                                         ------------------      ------------------
Total Non-Performing Assets                                              $            1,095                   1,158
                                                                         ==================      ==================

(1) Included in non-accrual loans are $439,000 and $962,000 of loans considered impaired as of March 31, 2004 and December 31, 2003, respectively.
(2) Restructured loans as of March 31, 2004 includes $347,000 also considered impaired.

       Activity in Non-Accrual Loans - Three Months Ending March 31, 2004

Non-accrual loans December 31, 2003                                      962
Loans paid in full                                                       (60)
Loans charged off                                                         (2)
Loans removed from non-accrual status                                   (284)
Loans paid down from December 31, 2003 balance                           (55)
Loans added to non-accrual status during 2004                             93
                                                                      ----------
Non-accrual loans March 31, 2004                                         654
                                                                      ==========

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had $8,500 in repossessed assets at March 31, 2004 and $20,000 at December 31, 2003. We have five relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS
--------

Deposits grew approximately $5,661,000 to $93.8 million at March 31, 2004 from $88.1 million at December 31, 2003. Core deposits, which include regular savings, money market, NOW and demand deposits, were $49.1 million, or 52.3% of total deposits, at March 31, 2004. Core deposits were 53.3% of total deposits at December 31, 2003. Time deposits totaled $44.6 million at March 31, 2004, an increase of approximately $3.5 million from $41.1 million at December 31, 2003. The increase in core deposits can be primarily be attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits. The increase in time deposits represents a return to more traditional levels with more aggressive deposit pricing for time deposits in the first quarter of 2004, in part due to the funding requirements of our loan portfolio growth.


                              Deposit Balances By Type
                                          March 31, 2004      December 31, 2003
                                        -----------------    -------------------
Demand Deposits:
Non-interest bearing demand
accounts                                $           9,003    $             7,815
NOW and money market accounts                      36,853                 36,049
Savings accounts                                    3,277                  3,141
                                        -----------------    -------------------
Total demand deposits                              49,133                 47,005
                                        -----------------    -------------------
Term Deposits:
Less than $100,000                                 29,578                 26,317
$100,000 or more                                   15,068                 14,796
                                        -----------------    -------------------
Total Term Deposits                                44,646                 41,113
                                        -----------------    -------------------
Total Deposits                          $          93,779    $            88,118
                                        =================    ===================

CAPITAL
-------

During the first quarter of 2004, stockholders' equity increased $260,000 to $8.8 million, due to net income for the first quarter of 2004 of $251,000 and an increase in other comprehensive income of $48,000 during the same period.


                               Regulatory Capital
                                     TnBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                             March 31, 2004
                                                                  ---------------------------------------
                                                                                Well        Minimum
                                                                              Capitalized  Regulatory
                                                                      Bank     Levels      Requirement
                                                                  ---------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                9.6%          6.0%            4.0%

Total Capital as a percentage of risk-weighted assets                10.8%         10.0%            8.0%

Tier 1 capital to average assets                                      7.8%          5.0%            5.0%


                                                                              December 31, 2003
                                                                  ---------------------------------------
                                                                                Well         Minimum
                                                                            Capitalized     Regulatory
                                                                     Bank      Levels      Requirement
                                                                  ---------------------------------------
Tier 1 Capital as a percentage of risk-weighted assets                9.8           6.0%            4.0%

Total Capital as a percentage of risk-weighted assets                11.1%         10.0%            8.0%

Tier 1 capital to average assets                                      7.7%          5.0%            5.0%

During the first quarter of 2003, our Board of Directors approved a resolution authorizing the repurchase of up to 2,000 of our shares at $19.50 per share during the second quarter of 2003. That plan was modified in October 2003 to authorize the repurchase of 3,000 shares. Our directors believe that the periodic repurchase of our shares will assist in establishing a bona fide value for the shares and assist in creating a limited market for the shares, thereby enhancing the liquidity for our shareholders. The directors arrived at the $19.50 per share price based on, among other things, information provided by an independent third party, utilizing market multiples and coming up with a range of values in the form of an evaluation. The Board will consider additional repurchases in the future based on our financial condition at that time.
Management does not expect this program will have a material impact on our financial position. 2,000 shares were repurchased during the first quarter of 2004; none were repurchased in 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2004, we held $14.2 million in available-for-sale securities. Deposits increased approximately $5.7 million during the first quarter of 2004. We had $3.0 million in available federal funds lines and approximately $6.0 million in available borrowings from the Federal Home Loan Bank as of March 31, 2004.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2004, the Company had $334,000 in repurchase agreement balances outstanding.

At March 31, 2004, the Company had capital of $8.8 million, or 7.8% of total assets as compared to $8.5 million, or 7.9% at December 31, 2003. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

Tennessee Valley Financial Holdings, Inc.


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

                                 Tennessee Valley Financial Holdings, Inc.





Date: April 23, 2004       By:  /s/ Jerry Cooksey
     ---------------            ------------------------------------------------
                                Jerry Cooksey, Vice President and
                                Principal Accounting Officer