Form 10QSB
period 2004-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2004-08-16
CIK 1175158

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

                                       OR

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

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 532,030 on August 6, 2004.

                                   FORM 10-QSB
                                      Index
                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION


     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          as of June 30, 2004 and December 31, 2003...........................3

          Condensed Consolidated Statements of Income
          for the three and six months ended June 30, 2004 and 2003...........4

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity for the six months ended June 30, 2004.......................5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2004 and 2003.............................6

          Condensed Consolidated Statements of Comprehensive Income
          for the six months ended June 30, 2004 and 2003.....................7

          Notes to Unaudited Condensed Consolidated Financial Statements...8-11

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations..............12-19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................20

     Item 2. Changes in Securities...........................................20

     Item 3. Defaults upon Senior Securities.................................20

     Item 4. Submission of Matters to a Vote
             of Securities Holders...........................................20

     Item 5. Other Information...............................................20

     Item 6. Exhibits and Reports on Form 8-K................................20

Signature....................................................................21

Certifications............................................................22-25

            TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                               June 30, 2004
                                                              (Unaudited)            December 31, 2003
                                                        ------------------------- -------------------------
Assets
Cash and due from banks                                           $        1,358          $         2,074
Federal funds sold                                                         2,168                        71
                                                        ------------------------- -------------------------
Cash and cash equivalents                                                  3,526                     2,145

Investment Securities:
Investment Securities available for sale, at
 Fair Value                                                               15,904                    14,502
Loans, net                                                                93,761                    85,498
Loans Held for Sale, at Fair Value                                           597                       273
Banking premises and equipment, net                                        4,211                     3,714
Accrued interest receivable                                                  572                       555
Other real estate owned                                                       85                        20
Prepaid expenses and other assets                                            438                       376

                                                        ------------------------- -------------------------
Total Assets                                                     $       119,094          $        107,083
                                                        ========================= =========================

Liabilities and Stockholders' Equity
Deposits                                                         $       100,865          $         88,118
Securities sold under agreements to
 repurchase                                                                  327                       339
Other Borrowings                                                           8,750                     9,281
Accrued interest payable                                                     280                       282
Other liabilities                                                            116                       566

                                                        ------------------------- -------------------------
Total Liabilities                                                        110,338                    98,586
                                                        ------------------------- -------------------------

Stockholders' Equity:
Common Stock, $1.00 Par Value, 2,000,000
 shares authorized, 532,030 issued and
 outstanding (534,130 in 2003)                                               532                       534
Capital in excess of par value                                             6,449                     6,487
Retained Earnings                                                          1,817                     1,363
Accumulated other comprehensive
 income  (loss)                                                             (42)                       113
                                                        ------------------------- -------------------------
Total Stockholders' Equity                                                8,756                      8,497
                                                        ------------------------- -------------------------
Total Liabilities and Stockholders' Equity              $               119,094           $        107,083
                                                        ========================= =========================

The accompanying notes are an integral part of these financial statements.

            TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                      For the three months ended        For the six months ended
                                                                               June 30,                         June 30,
                                                                        2004              2003             2004           2003
                                                                  ----------------- ----------------- --------------- --------------
Interest Income:
Loans, including fees                                                      $ 1,495           $ 1,457          $2,955        $ 2,917
Investment securities                                                          138               141             286            295
Federal funds sold                                                               5                 8               5             14
                                                                  ----------------- ----------------- --------------- --------------
Total interest income                                                        1,638             1,606           3,246          3,226
                                                                  ----------------- ----------------- --------------- --------------
Interest Expense:
Deposits                                                                       400               469             762            986
Advances from the Federal Home Loan Bank and
 other borrowings                                                               87                83             179            159
                                                                  ----------------- ----------------- --------------- --------------

Total interest expense                                                         487               552             941          1,145
                                                                  ----------------- ----------------- --------------- --------------
Net interest income                                                          1,151             1,054           2,305          2,081
Provision for loan losses                                                       25                90              46            163
                                                                  ----------------- ----------------- --------------- --------------

Net interest income after provision for loan losses                          1,126               964           2,259          1,918
                                                                  ----------------- ----------------- --------------- --------------
Non-interest income:
Service charges on deposit accounts                                             97                84             191            162
Fees on sale of mortgage loans                                                 112               294             166            532
Net gains (losses) on sales of investment securities
 available for sale                                                              0                 4               1             15
Other income                                                                    15                28              39             42
                                                                  ----------------- ----------------- --------------- --------------

Total non-interest income                                                      224               410             397            751
                                                                  ----------------- ----------------- --------------- --------------
Non-interest expense:
Salaries and employee benefits                                                 497               473             969            929
Net occupancy expense                                                          163               128             279            237
Data processing fees                                                            72                59             133            119
Advertising and promotion                                                       48                22              76             41
Office supplies and postage                                                     50                53              92             90
Legal and professional                                                          34                28              76             44
Loan Expense                                                                    63                78             118            145
Other                                                                          118                95             226            187
                                                                  ----------------- ----------------- --------------- --------------

Total non-interest expense                                                   1,045               936           1,969          1,792
                                                                  ----------------- ----------------- --------------- --------------
Income before income tax expense                                               305               438             687            877
Income tax expense                                                             102               153             233            309
Net Income                                                              $      203       $       285        $    454       $    568
                                                                  ================= ================= =============== ==============
Basic Earnings per Common Share                                         $     0.38       $      0.53        $   0.85       $   1.06
                                                                  ================= ================= =============== ==============
Diluted Earnings per Common Share                                       $     0.38       $      0.53        $   0.85       $   1.06
                                                                  ================= ================= =============== ==============
Weighted average common shares (Denominator Basic EPS)                     532,130           534,130         532,130        534,130
Dilutive effect of stock options                                             2,603             1,611           2,603          1,611
                                                                  ----------------- ----------------- --------------- --------------
Weighted average common shares and common stock                            534,733           535,741         534,733        535,741
 equivalents (Denominator Diluted EPS)                            ================= ================= =============== ==============


The accompanying notes are an integral part of these financial statements.

            TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2004



                                                                                                Accumulated
                                                              Capital in                           Other               Total
                                                 Common     Excess of Par      Retained         Comprehensive      Stockholders'
                                                                Value          Earnings         Income (Loss)          Equity
                                              ----------- --------------- ---------------- -------------------- -----------------
Balances at December 31, 2003                   $   534         $ 6,487        $   1,363            $     113         $   8,497

Net income                                                                           454                                    454

Other comprehensive loss                                                                                 (155)             (155)

Purchase and retirement of 2,100
 shares of common stock                              (2)            (38)                                                    (40)
                                              ------------- --------------- ---------------- -------------------- -----------------

Balances at June 30, 2004                      $    532         $ 6,449        $   1,817           $      (42)        $   8,756
                                              ============= =============== ================ ==================== =================



















The accompanying notes are an integral part of these financial statements.

            TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                        For the Six Months ended June 30,

                                                                                              2004                2003
                                                                                      --------------------- ------------------
Cash Flows from Operating Activities:
Net Income                                                                                    $        454         $      568
Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for loan losses                                                                            46                163
   Amortization of premium on investment securities, net of
     accretion of discount                                                                              42                 42

   Depreciation                                                                                         97                 78

   Net (gain) loss on sale of available for sale securities                                              1                (15)

   Stock dividends on FHLB Stock                                                                       (11)               (10)
Changes in operating assets and liabilities:

   Accrued interest receivable                                                                         (17)                10

   Other assets                                                                                        (36)              (170)

   Accrued interest payable and other liabilities                                                     (452)                230
                                                                                      --------------------- ------------------
    Net cash provided by operating activities                                                          124                896
                                                                                      --------------------- ------------------
Cash Flows from Investing Activities:

Proceeds from sales of available for sale investment securities                                        928              1,339
Proceeds from maturities and calls of available for sale investment securities                       1,882              2,245
Purchases of available for sale investment securities                                               (4,490)            (3,805)
Loans originated, net of payments received                                                          (8,309)              (553)
Additions to banking premises and equipment                                                           (594)               (60)
Net (increase) decrease in loans held for sale                                                        (324)             2,223
                                                                                      --------------------- ------------------
     Net cash provided by (used in) investing activities                                           (10,907)             1,389
                                                                                      --------------------- ------------------
Cash Flows from Financing Activities:
Increase (decrease) in deposits, net                                                                12,747               (368)
Repurchase of common stock                                                                             (40)                 -
Proceeds from securities sold under agreements to repurchase and other
 borrowings, net of principal repayments                                                              (543)             1,197
                                                                                      --------------------- ------------------
     Net cash provided by financing activities                                                      12,164                829
                                                                                      --------------------- ------------------
Net Increase in Cash and Cash Equivalents                                                            1,381              3,114

Cash and Cash Equivalents, Beginning of Period                                                       2,145              2,146
                                                                                      --------------------- ------------------
Cash and Cash Equivalents, End of Period                                                     $       3,526        $     5,260
                                                                                      ===================== ==================
Supplementary Disclosures of Cash Flow Information:
 Interest paid on deposit accounts and other borrowings                                       $        943        $     1,186
 Income taxes paid                                                                            $        580        $       261
Supplementary Disclosures of Noncash Investing Activities:
 Acquisition of real estate acquired through foreclosure                                      $         85        $        20
 Purchase of building financed by capital lease obligation                                    $        477        $       273
 Change in unrealized gain (loss) on available for sale investment securities                 $       (246)       $        65
 Change in deferred tax associated with unrealized gain (loss) on investment
  securities available for sale                                                               $        (91)       $        24
 Change in net unrealized gain (loss) on available for sale investment securities             $       (155)       $        41


The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
                 For the six months ended June 30, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)





                                                                            2004              2003
                                                                    ---------------- -----------------
Net Income                                                              $    454          $    568
                                                                    ---------------- -----------------
Other comprehensive income (loss), net of tax:
  Unrealized gains/losses on investment securities                          (247)               80
   Reclassification adjustment for gains/losses included in
     net income                                                                1               (15)
   Income taxes related to unrealized gains/losses on investment
     securities                                                               91               (24)
                                                                    ---------------- -----------------
Other comprehensive income (loss), net of tax                               (155)               41
                                                                    ---------------- -----------------
Comprehensive income                                                    $    299          $    609
                                                                    ================ =================



















The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 2004 and 2003


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

Financial information as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004, and cash flows for the six month periods ended June 30, 2004 and 2003 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

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

NOTE 3 - COMMITMENTS
--------------------

As of June 30, 2004, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $11.2 million and commitments to advance existing home equity and other credit lines in the amount of $15.0 million. In addition, the Company has also conveyed $477,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS
-------------------------

The following table summarizes the Company's other borrowings as of June 30, 2004 and December 31, 2003, respectively.
                                                                December 31,
                                          June 30, 2004             2003
                                        -----------------  ---------------------
       Federal Home Loan Bank Advances     $    8,500          $     8,650

       Federal Funds Purchased                      -                  370

       Capital Lease Obligations                  250                  261

                                        -----------------  ---------------------
       Total Other Borrowings              $    8,750          $     9,281
                                        =================  =====================

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

(In Thousands, Except Per Share Data)

                                                            Quarter Ended June 30,            Six Months Ended June 30,
                                                      ---------------   --------------   --------------   --------------
                                                           2004             2003               2004               2003
                                                      ---------------   --------------   --------------   --------------
Net Income, as Reported                               $       203       $      285       $        454     $         568

Less: Total Stock-Based Employee Compensation
Expense Determined Under Fair Value Based Method
for All Awards,
Net of Related Tax Effects                                      -                -                  -                 -
                                                      ---------------   --------------   --------------   --------------

Pro Forma Net Income                                  $       203       $      285       $        454     $         568
                                                      ===============   ==============   ==============   ==============

Earnings Per Share:
  Basic - as Reported                                 $      0.38       $      0.53      $       0.85     $        1.06
                                                      ===============   ==============   ==============   ==============

  Basic - Pro Forma                                   $      0.38       $      0.53      $       0.85     $        1.06
                                                      ===============   ==============   ==============   ==============

  Diluted - as Reported                               $      0.38       $      0.53      $       0.85     $        1.06
                                                      ===============   ==============   ==============   ==============

  Diluted - Pro Forma                                 $      0.38       $      0.53      $       0.85     $        1.06
                                                      ===============   ==============   ==============   ==============

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which are vested and remain unexercised as of June 30, 2004. In the first quarter of 2002, options for 100 shares were exercised (none exercised in prior periods).

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter ending June 30, 2004 and 2003.

                                                  Six Months June 30,
                                               2004                 2003
                                      ------------------------------------------
Dividend Yield                                 1.37%                1.37%
Expected Life                                6 years              6 years
Expected Volatility                              10%                  10%
Risk-Free Interest Rate                         5.2%                 5.2%

A summary of the status of the Company's stock option plans is presented below:

                                             Six Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                                   2004                              2003
                                     ---------------------------------- --------------------------------
                                         Shares           Weighted         Shares     Weighted Average
                                                          Average
                                                       Exercise Price                  Exercise Price
                                     ---------------- ----------------- ------------- ------------------
Outstanding at
  Beginning of Period                         14,500   $      16.00           14,500   $      16.00
Granted                                            0                               0
Exercised                                          0                               0
Forfeited                                          0                               0
                                     ----------------                   -------------
Outstanding at
  End of Period                               14,500   $      16.00           14,500   $      16.00
                                     ================ ================= ============= ==================
Options Exercisable
  at Period-End                               14,500   $      16.00           14,500   $      16.00
Weighted Average Fair
  Value of Options Granted
  During the Period                              N/A                             N/A

Information pertaining to options outstanding at June 30, 2004 is as follows:

                                                         Weighted
                                                          Average           Weighted                           Weighted
                                         Number          Remaining          Average            Number          Average
     Range of Exercise Prices          Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------ ---------------- ----------------- ----------------- ----------------- ---------------
$16.00 - $16.00                               14,500     4.8 years       $     16.00                14,500   $    16.00

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  FOR THE THREE AND SIX MONTH PERIODS  ENDING JUNE 30, 2004
--------------------------------------------------------------------------------
AND 2003
--------

GENERAL
-------

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending June 30, 2004, we earned net income of $203,000 or $0.38 per share as compared to $285,000 or $0.53 per share for the corresponding period in 2003. For the first half of 2004, net income was $454,000 and $568,000 for the same period in 2003. The decrease in net income for the second quarter of 2004 and the first two quarters of 2004 are both primarily due to a decrease in non-interest income (primarily fees on sales of mortgage loans) and an increase in non-interest expense. These were partially offsets by increases in the Company's net interest income and declines in the provision for loan losses. The table below presents certain key financial ratios for the second quarter of 2004 and 2003 respectively.

                                         For the six months ending June 30,
                                 ------------------------- ---------------------
                                            2004                    2003
                                 ------------------------- ---------------------
Return on Average Assets                    0.80%                   1.05%
Return on Average Equity                   10.53%                  14.44%
Earnings per share - basic           $      0.85              $     1.06


NET INTEREST INCOME
-------------------

Net interest income was $2.3 million for the first two quarters of 2004, an increase of approximately 10.7% or $224,000 over the same period in 2003. The increase in net interest income was due primarily to an increase in the volume of earning assets for the first two quarters of 2004 as compared to 2003 and an increase in our net interest margin. Net interest income was $ 1.15 million for the second quarter of 2004 as compared to $1.05 million for the same period in 2003. The increase in net interest income for the second quarter of 2004 as compared to the second quarter of 2003 can be attributed to an increase in the volume of earning assets. Average loans increased approximately $8.2 million to $91.0 million at June 30, 2004, as compared to $82.8 million at December 31, 2003. Average loans were approximately 85% of total earning assets at June 30, 2004 and 84% at December 31, 2003.

The yield on total earning assets declined 46 basis points for the first two quarters of 2004 as compared to the first two quarters of 2003. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2003 and 2004 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) generally were priced at lower yields than had previously been the case. Additionally, new earning assets (i.e. loans originated, securities purchased) during 2003 and 2004 were added at lower yields. Loan yields declined 55 basis points to 6.49% for the first two quarters of 2004 as compared to 7.04% for the first two quarters of 2003 due to the reasons discussed above. Investment yields declined 44 basis points during the first two quarters of 2004 as compared to the same period in 2003, again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 31 basis points due to the decline in interest rates.

Total interest expense was approximately $941,000 for the first two quarters of 2004, a 17.8% decrease as compared to the same period in 2003. The average rate on interest-bearing deposits was 1.78% for the first two quarters of 2004, 58 basis points lower than the average rate on deposits during the first two quarters of 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the decline in interest rates since 2001. The average cost of borrowed funds was 3.76% for the first two quarters of 2004 and 4.11% for the first two quarters of 2003. The overall rate on interest-bearing liabilities was 1.81% for the first two quarters of 2004 compared to 2.31% for the same period in 2003.

                                               Six Months Ended (In thousands)               Six Months Ended (In thousands)
                                                        June 30, 2004                                 June 30, 2003
                                         -------------------------------------------- ----------------------------------------------
                                            Average         Interest       Yield/     Average Balance      Interest       Yield/
                                            Balance                         Rate                                           Rate
                                         --------------- --------------- ------------ ----------------- --------------- ------------

Loans(1) (2)                              $   91,050      $      2,955       6.49%      $    82,815          2,917          7.04%

Investment securities(3) (5)                  14,556               318       4.36%           13,324            320          4.80%

Federal funds sold                             1,145                 5       0.87%            2,373             14          1.18%
                                         --------------- --------------- ------------ ----------------- --------------- ------------
Total earning assets                          106,751           3,278        6.14%           98,512          3,251          6.60%

Other assets                                    6,340                                         9,441
                                         ---------------                              -----------------
Total Assets                              $   113,091                                   $   107,953
                                         ===============                              =================

Interest-bearing deposits                 $    85,283             762        1.78%      $    83,532            986          2.36%

Demand deposits                                 8,945                        0.00%            7,871                         0.00%

Securities sold under agreements to
 repurchase and other borrowings                9,619             179        3.76%            7,735            159          4.11%
                                         --------------- --------------- ------------ ----------------- --------------- ------------
Total rate-bearing liabilities                103,847             941        1.81%           99,138          1,145          2.31%

Other liabilities                                 623                                           799
                                         ---------------                              -----------------

Total Liabilities                             104,470                                        99,937
                                         ---------------                              -----------------

Total Stockholders' Equity                      8,621                                         8,016
                                         ---------------                              -----------------

Total Liabilities and Stockholders'
 Equity                                   $   113,091                                   $   107,953
                                         ===============                              =================

Net interest income                                       $     2,337                   $     2,106
                                                         ===============              =================

Net interest spread                                                          4.33%                                         4.29%
                                                                         ============                                   ============
Net interest margin(4)                                                       4.38%                                         4.28%
                                                                         ============                                   ============

(1)     Gross of allowance for loan losses.
(2)     Includes average non-accrual loans.
(3) Excludes the impact of the average net unrealized loss on securities available for sale.
(4)     Net interest income divided by total earning assets.
(5) Interest income on investment securities presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance.

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. In recent years, the banking industry has experienced steady interest rates, which have likewise produced steady growth in net interest income as the Company has grown. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company's net income through a narrower interest margin and reduced lending volume.

The Company's Asset/Liability Committee ("ALCO" committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee meets at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of the Company's assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and the liquidity position of the Company.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company has a positive gap, with more rate bearing liabilities repricing than earning assets repricing within the next 12 months as of June 30, 2004.

PROVISION FOR LOAN LOSSES
-------------------------

Provision for loan losses was $46,000 for the first two quarters of 2004, compared to $163,000 for the first two quarters of 2003. For the second quarter of 2004 the provision for loan losses was $25,000 compared to $90,000 during the second quarter of 2003. The decline in the provision for loan losses for the 2004 periods versus the 2003 periods can be primarily attributed to the satisfactory resolution of loans classified adversely without loss to the Company. The balance of the allowance for loan losses at June 30, 2004 was $1.23 million (1.29% of gross loans) compared to $1.28 million (1.47% of gross loans) at December 31, 2003. Net charge-offs for the first two quarters of 2004 were $100,000 as compared to $41,000 for the first two quarters of 2003. As a percentage of average loans, the annualized rate of net charge-offs was 0.11% for the first two quarters of 2004 compared to a 0.05% ratio for fiscal 2003.

As of June 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

                    Analysis of the Allowance for Loan Losses
                        For the Six Months Ended June 30,
                                                  2004               2003
                                           ------------------ -----------------
Average Loans Outstanding                   $     91,050      $     82,815
                                           ================== =================
Allowance at beginning of period            $      1,283      $      1,047

    Charge-offs:
    Commercial, financial and agricultural            28                 6
    Real Estate - construction
    Real Estate - mortgage                            23                14
    Installment - consumer                            64                32
    Other
                                           ------------------ -----------------
      Total charge-offs                              115                52
                                           ------------------ -----------------

    Recoveries:
       Commercial, financial and agricultural
       Real Estate - construction
       Real Estate - mortgage                          3
       Installment - consumer                         12                11
       Other                               ------------------ -----------------
       Total recoveries                               15                11
       Net charge-offs                               100                41
                                           ------------------ -----------------
       Provision for loan losses                      46               163
                                           ------------------ -----------------
       Balance at end of period              $     1,229       $     1,169
                                           ================== =================
       Ratio of net charge-offs during
        the period to average loans
        outstanding during the period              0.11%             0.05%

NON-INTEREST INCOME
-------------------

Total non-interest income was approximately $397,000 for the first two quarters of 2004 compared to $751,000 for the same period in 2003. For the second quarter of 2004, non-interest income declined $186,000 to $224,000 as compared to the second quarter of 2003. The primary reason for the decline in non-interest income for the first two quarters of 2004 and the second quarter of 2004 as compared to the same period in 2003 is a decline in fees on sales mortgage loans. Fees on sales of mortgage loans fell to $166,000 during the first two quarters of 2004 as compared to approximately $532,000 during the first two quarters of 2003. Fees on sales of mortgage loans were $112,000 for the second quarter of 2004 as compared to $294,000 for the same period in 2003. Management attributes the decrease in fees on sales of mortgage loans to a decrease in the volume of loans sold brought on by the fact that mortgage rates increased during 2004 and that a significant number of eligible households have already refinanced during this low mortgage interest rate cycle.

NON-INTEREST EXPENSE
--------------------

Non-interest expense totaled approximately $2.0 million for the first two quarters of 2004 as compared to $1.8 million during the first two quarters of 2003. Non-interest expense (annualized) as a percent of total average assets was 3.48% for the first two quarters of 2004 compared to 3.32% for the first two quarters of 2003. The increase in non-interest expense during the first quarters of 2004 as compared to the same period in 2003 can be primarily attributed to increases in salaries and employee benefits, legal and professional expense and other expenses. Most of the salary and employee benefit increases can be attributed to the growth in our assets which has necessitated increases in overhead expenses. The increase in legal and professional expense is attributable in part to additional audit work required under new audit standards and expanded internal audit services employed by management. Non-interest expense increased $109,000 to $1.0 million for the second quarter as compared to the same period in 2003. The increase in these expenses can be attributed to the growth which has brought on the need for additional overhead expenses.

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

We recognized income tax expense of $233,000 and $309,000 for the first two quarters of 2004 and 2003, respectively.

Income tax expense was $102,000 for the second quarter of 2004 as compared to $153,000 for the second quarter of 2003. The effective income tax rate for the Company was 33.9% for the first two quarters of 2004 and 35.2% for the first two quarters of 2003.


BALANCE SHEET ANALYSIS - COMPARISON OF JUNE  30, 2004 TO DECEMBER 31, 2003
--------------------------------------------------------------------------

Assets totaled $119.1 million at June 30, 2004, as compared to $107.1 million at December 31, 2003, an increase of 11.2%. The primary category of assets growth was loans, which grew $8.3 million, funded by $12.7 million in growth of deposits.

INVESTMENT SECURITIES
---------------------

Investment securities were approximately $15.9 million, or 13% of total assets, at June 30, 2004, an increase of $1.4 million from December 31, 2003. We purchased $4.5 million in investment securities during the first two quarters of 2004, while maturities, calls, sales and principal pay-downs provided cash of $2.8 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 33.1% of the portfolio at June 30, 2004 and 35.1% at December 31, 2003.

At June 30, 2004 and December 31, 2003, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $71,000 at June 30, 2004, a decrease of $246,000 from December 31, 2003, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----

During the first two quarters of 2004, loans increased $8.3 million to $95.1 million at June 30, 2004.



                                                                             Loans by Type
                                                                 June 30, 2004         December 31, 2003
                                                            ---------------------- -------------------------
                Commercial, financial and agricultural           $         27,944           $        26,898
                Real estate - construction                                 17,986                    12,363
                Real estate - mortgage                                     39,888                    38,668
                Installment loans to individuals                            9,292                     8,981
                                                            ---------------------- -------------------------
                Loans, gross                                               95,110                    86,910
                Less:
                Allowance for loan losses                                 (1,229)                   (1,283)
                Unearned loan fees                                          (120)                     (129)
                                                            ---------------------- -------------------------
                                                                 $        93,761            $       85,498
                                                            ====================== =========================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                                                   Non-Performing Assets

                                                                June 30, 2004          December 31, 2003
                                                             --------------------- -------------------------

               Non-accrual loans(1)                                   $     1,272                $       962
               Loans past due greater than 90
                days and still accruing interest                                -                         21
               Restructured loans(2)                                          153                        155
               Other real estate owned                                         85                         20

                                                             --------------------- --------------------------
               Total Non-Performing Assets                            $     1,510               $      1,158
                                                             ===================== ==========================

     (1) Included in non-accrual loans are $786,000 and $962,000 of loans considered impaired as of June 30, 2004 and December 31, 2003, respectively.

     (2)  Included in restructured loans are $64,000 as of December 31, 2003.


       Activity in Non-Accrual Loans - Six Months Ending June 30, 2004

Non-accrual loans December 31, 2003                                       962
Loans paid in full                                                        (65)
Loans charged off                                                          (6)
Loans removed from non-accrual status                                    (284)
Loans repossessed or foreclosed                                          (175)
Loans paid down from December 31, 2003                                    (61)
Loans added to non-accrual status during 2004                             901
                                                                      ----------
Non-accrual loans June 30, 2004                                         1,272
                                                                      ==========
A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. Other real estate owned totaled $85,000 at June 30, 2004 and $20,000 at December 31, 2003. We have six relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS
--------

Deposits grew approximately $12.7 million to $100.9 million at June 30, 2004 from $88.1 million at December 31, 2003. Core deposits, which include regular savings, money market, NOW and demand deposits, were $53.3 million, or 52.9% of total deposits, at June 30, 2004. Core deposits were 53.3% of total deposits at December 31, 2003. Time deposits totaled $47.5 million at June 30, 2004, an increase of approximately $6.4 million from $41.1 million at December 31, 2003. The increase in core deposits can be primarily attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits. The increase in time deposits represents more aggressive deposit pricing for time deposits in the first two quarters of 2004, in part due to the funding requirements of our loan portfolio growth and specials associated with the Company moving to a new branch facility in Farragut during the second quarter of 2004. This new facility, located at 11200 Kingston Pike, Knoxville replaces the Company's branch formerly located at 118 Mabry Hood Road in Knoxville.

                                                Deposit Balances By Type
                                         June 30, 2004         December 31, 2003
                                        -----------------     ------------------
Demand Deposits:
Non-interest bearing demand accounts    $        9,944        $         7,815
NOW and money market accounts                   39,613                 36,049
Savings accounts                                 3,784                  3,141
                                        -----------------     ------------------
Total demand deposits                           53,341                 47,005
                                        -----------------     ------------------
Term Deposits:
Less than $100,000                              31,871                 26,317
$100,000 or more                                15,653                 14,796
                                        -----------------     ------------------
Total Term deposits                             47,524                 41,113
                                        -----------------     ------------------
Total deposits                         $       100,865        $        88,118
                                        =================     ==================
CAPITAL
-------
During the first two quarters of 2004, stockholders' equity increased $259,000 to $8.8 million, due to net income of 2004 of $454,000 which offset a decline in comprehensive income of $155,000 and a reduction in common stock and capital in excess of par value of $40,000 related to repurchase of 2,100 shares of common stock during the first two quarters of 2004 .

                               Regulatory Capital
                                     TNBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                          June 30, 2004
                                                                         ------------------------------------------------
                                                                                           Well               Minimum
                                                                                       Capitalized         Regulatory
                                                                           Bank           Levels           Requirement
                                                                         --------- ----------------- --------------------
Tier 1 capital as a percentage of risk-weighted assets                       9.4%              6.0%                 4.0%

Total capital as a percentage of risk-weighted assets                       10.6%             10.0%                 8.0%

Tier 1 capital to average assets                                             7.5%              5.0%                 5.0%

                                                                                         December 31, 2003
                                                                         ------------------------------------------------
                                                                                           Well               Minimum
                                                                                       Capitalized         Regulatory
                                                                           Bank           Levels           Requirement
                                                                         --------- ----------------- --------------------

Tier 1 capital as a percentage of risk-weighted assets                       9.8%              6.0%                 4.0%

Total capital as a percentage of risk-weighted assets                       11.1%             10.0%                 8.0%

Tier 1 capital to average assets                                             7.7%              5.0%                 5.0%

During the first quarter of 2003, our Board of Directors approved a resolution authorizing the repurchase of up to 2,000 of our shares at $19.50 per share during the second quarter of 2003. That plan was modified in October 2003 to authorize the repurchase of 3,000 shares. Our directors believe that the periodic repurchase of our shares will assist in establishing a bona fide value for the shares and assist in creating a limited market for the shares, thereby enhancing the liquidity for our shareholders. The directors arrived at the $19.50 per share price based on, among other things, information provided by an independent third party, utilizing market multiples and coming up with a range of values in the form of an evaluation. The Board will consider additional repurchases in the future based on our financial condition at that time.
Management does not expect this program will have a material impact on our financial position. During the first two quarters of 2004, the Company repurchased 2,100 shares of common stock at $19.50 per share. There were no shares repurchased during 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Federal Fund lines, and Federal Home Loan Bank advances.

At June 30, 2004, we held $15.9 million in available-for-sale securities. Deposits increased approximately $12.7 million during the first two quarters of 2004. We had $3.0 million in available federal funds lines and approximately $7.2 million in available borrowings from the Federal Home Loan Bank as of June 30, 2004.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2004, the Company had $327,000 in repurchase agreement balances outstanding.

At June 30, 2004, the Company had capital of $8.8 million, or 7.4% of total assets as compared to $8.5 million, or 7.9% at December 31, 2003. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

Tennessee Valley Financial Holdings, Inc.


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders

Proposal 1. To elect nine directors to serve
until the next Annual Meeting of Shareholders
and until their successor are elected and
qualified:                                      For       Against     Abstain
                                             ----------- ----------- -----------

J. Michael Anderson                             337,332     -           8,200

Larry Beeman                                    337,432     -           8,100

A.P. Cappiello                                  333,364     -          12,168

Victor I. Dodson                                343,432     -           2,100

J. Frank Jamison                                337,432     -           8,100

Terry Kerbs                                     337,432     -           8,100

Thomas E. Tuck                                  345,432     -             100

Dug Moye                                        337,432     -           8,100

Bob Witt                                        337,432     -           8,100

Proposal 2. To ratify the appointment of Pugh
& Company, Certified Public Accountants, as
auditors for the Bank for 2004:                 For       Against     Abstain
                                             ----------- ----------- -----------
                                                344,232     1,000       300

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

          Exhibit 31.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Mark B. Holder, Senior Vice President of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification of Mark B. Holder, Senior Vice President of Tennessee Valley Financial Holdings, Inc. pursuant to
                        Section  302 of the Sarbanes-Oxley Act of 2002.

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





                                 Tennessee Valley Financial Holdings, Inc.




Date: August 16, 2004          By:/s/ Mark B. Holder
                                 -----------------------------------------------
                                 Mark B. Holder, Senior Vice President