Form 10QSB
period 2004-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2004-11-15
CIK 1175158

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 532,030 on November 2, 2004.

                                   FORM 10-QSB
                                      Index
                                                                           Page
                                                                          Number
                                                                         -------
PART I.           FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed  Consolidated  Balance  Sheet as of
          September  30, 2004 and December 31, 2003............................3

          Condensed Consolidated Statement of Income
          for the three and nine months ended
          September 30, 2004 and 2003..........................................4

          Condensed Consolidated Statement of Changes
          in Stockholders'Equity for the nine months
          ended September 30, 2004.............................................5

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2004 and 2003....... ................6

          Condensed Consolidated Statements of Comprehensive Income
          for the nine months ended September 30, 2004 and 2003................7

          Notes to Unaudited Condensed Consolidated
          Financial Statements..............................................8-11

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations...............12-19

     Item 3.  Controls and Procedures.......................................  20

Signature.....................................................................21

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)

                                                             September 30, 2004                December 31, 2003
                                                               (Unaudited)
                                                    -------------------------------- --------------------------------
Assets
Cash and due from banks                                          $            3,634               $             2,074
Federal funds sold                                                            2,560                                71
                                                    -------------------------------- --------------------------------
Cash and cash equivalents                                                     6,194                             2,145
Investment Securities:
 Investment Securities available for sale, at
 Fair Value                                                                  15,080                            14,502
Loans, net                                                                   96,792                            85,498
Loans Held for Sale, at Fair Value                                              143                               273
Banking premises and equipment, net                                           4,253                             3,714
Accrued interest receivable                                                     557                               555
Other real estate owned                                                         345                                20
Prepaid expenses and other assets                                               432                               376

                                                    -------------------------------- --------------------------------
Total Assets                                                    $           123,796               $           107,083
                                                    ================================ ================================

Liabilities and Stockholders Equity
Deposits                                                        $           105,014               $            88,118
Securities sold under agreements to repurchase                                  300                               339
Other Borrowings                                                              8,745                             9,281
Accrued interest payable                                                        307                               282
Other liabilities                                                               317                               566
                                                    -------------------------------- --------------------------------
Total Liabilities                                                           114,683                            98,586
                                                    -------------------------------- --------------------------------

Stockholders Equity:
Common Stock, $1.00 Par Value, 2,000,000
shares authorized, 532,030 issued and outstanding
in 2004, 534,130 issued and                                                     532                               534
outstanding in 2003.
Capital in excess of par value                                                6,448                             6,487
Retained Earnings                                                             2,051                             1,363
Accumulated other comprehensive income                                           82                               113
                                                    -------------------------------- --------------------------------
Total Stockholders Equity                                                     9,113                             8,497
                                                    -------------------------------- --------------------------------

Total Liabilities and Stockholders Equity                       $           123,796               $           107,083
                                                    ================================ ================================


     The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (In Thousands except for per share amounts)
                                   (Unaudited)


                                                             For the three months ended         For the nine months ended
                                                                   September 30,                      September 30,
                                                                2004             2003            2004              2003
                                                          ----------------- --------------- ---------------- ----------------

Interest Income:
Loans, including fees                                       $        1,622      $    1,467       $    4,577        $    4,384
Investment securities                                                  149             132              435               427
Federal funds sold                                                       4               4                9                18
                                                          ----------------- --------------- ---------------- ----------------
 Total interest income                                               1,775           1,603            5,021             4,829
                                                          ----------------- --------------- ---------------- ----------------
Interest Expense:
Deposits                                                               418             400            1,180             1,386
Advances from the Federal Home Loan Bank and other
 borrowings                                                             92              89              271               248
                                                          ----------------- --------------- ---------------- ----------------
Total interest expense                                                 510             489            1,451             1,634
                                                          ----------------- --------------- ---------------- ----------------
Net interest income                                                  1,265           1,114            3,570             3,195
Provision for loan losses                                               99              77              145               240
                                                          ----------------- --------------- ---------------- ----------------
Net interest income after provision for loan losses                  1,166           1,037            3,425             2,955
                                                          ----------------- --------------- ---------------- ----------------
Non-interest income
Service charges on deposit accounts                                    104              93              295               255
Fees on sale of mortgage loans                                          97             251              263               783
Net gains (losses) on sales of investment securities
available for sale                                                       0              30               23                45
Other income                                                            15               8               65                50
                                                          ----------------- --------------- ---------------  ----------------
Total non-interest income                                              216             382              646             1,133
                                                          ----------------- --------------- ---------------- ----------------
Non-interest expense
Salaries and employee benefits                                         472             494            1,441             1,423
Net occupancy expense                                                  167             127              446               364
Data processing fees                                                    75              67              208               186
Advertising and promotion                                               31              19              107                60
Office supplies and postage                                             46              51              138               141
Legal and professional                                                  60              26              136                70
Loan Expense                                                            54              94              172               239
Other                                                                  125              83              351               270
                                                          ----------------- --------------- ---------------- ----------------
Total non-interest expense                                           1,030             961            2,999             2,753
                                                          ----------------- --------------- ---------------- ----------------
Income before income tax expense                                       353             458            1,072             1,335
Income tax expense                                                     151             170              384               479
                                                          ----------------- --------------- ---------------- ----------------
Net Income                                                $            201  $          288  $           688  $            856
                                                          ================= =============== ================ ================
Basic Earnings per Common Share                           $           0.38  $         0.54  $          1.29  $           1.60
                                                          ================= =============== ================ ================
Diluted Earnings per Common Share                         $           0.38  $         0.53  $          1.29  $           1.59
                                                          ================= =============== ================ ================
Weighted average common shares (Denominator Basic EPS)             532,030         534,130          532,752           534,130
Dilutive effect of stock options                                     2,603           2,603            2,603             2,603
                                                          ----------------- --------------- ---------------- ----------------
Weighted average common shares and common stock
equivalents (Denominator Diluted EPS)                              534,633         536,733          535,355           536,733
                                                          ================= =============== ================ ================


 The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                  For the Nine Months Ended September 30, 2004
                                 (In Thousands)
                                  (Unaudited)

                                                         Capital in                         Accumulated Other         Total
                                                        Excess of Par                         Comprehensive       Stockholders
                                       Common Stock         Value        Retained Earnings     Income (Loss)          Equity
                                     ------------------ --------------- ------------------ -------------------- ------------------

Balances at December 31, 2003               $     534       $   6,487       $   1,363       $        113        $     8,497

Net income                                                                        688                                   688

Other comprehensive income (loss)                                                                   (31)                (31)

Purchase and retirement of
 2,100 shares of common
 stock                                             (2)            (39)                                                  (41)
                                     ------------------ --------------- ------------------ -------------------- ------------------
Balances at September 30, 2004              $     532       $   6,448       $   2,051       $        82         $     9,113
                                     ================== =============== ================== ==================== ==================
































The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
                                  (Unaudited)
                     For the Nine Months ended September 30,
                                 2004 and 2003

                                                                                                    2004                  2003
                                                                                        --------------------- ---------------------

Cash Flows from Operating Activities:

Net Income                                                                                     $         688         $         856
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                             145                   140
   Amortization of premium on investment securities,                                                      62                     9
   Depreciation                                                                                          155                   116
   Net (gain) loss on sale of available for sale securities                                              (23)                  (45)
   Stock dividends on FHLB Stock                                                                         (17)                  (16)
Changes in operating assets and liabilities:
   Accrued interest receivable                                                                            (2)                   96
   Other assets                                                                                          (43)                  (91)
   Accrued interest payable and other liabilities                                                       (224)                  164
                                                                                        --------------------- ---------------------
     Net cash provided by operating activities                                                           741                 1,369
                                                                                        --------------------- ---------------------

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                                        1,489                 1,843
Proceeds from maturities and calls of available for sale investment securities                         3,761                 2,990
Purchases of available for sale investment securities                                                 (5,894)               (5,258)
Loans originated, net of payments received                                                           (11,859)                  365
Additions to banking premises and equipment                                                             (619)                 (142)
Sale of other real estate owned                                                                           20                     0
Net (increase) decrease in loans held for sale                                                           130                 3,487
                                                                                        --------------------- ---------------------
     Net cash used in investing activities                                                           (12,972)                2,555
                                                                                        --------------------- ---------------------

Cash Flows from Financing Activities:
Increase in deposits, net                                                                             16,896                (1,942)
Repurchase of common stock                                                                               (41)                    0
Proceeds from securities sold under agreements to repurchase and other borrowings,
  net of principal repayments                                                                           (575)                1,194
                                                                                        --------------------- ---------------------
Net cash provided by financing activities                                                             16,280                  (748)
                                                                                        --------------------- ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                   4,050                 3,196

Cash and Cash Equivalents, Beginning of Period                                                         2,145                 2,146

                                                                                        --------------------- ---------------------
Cash and Cash Equivalents, End of Period                                                       $       6,194         $       5,322
                                                                                        ===================== =====================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                                                 1,426                 1,780
Income taxes paid                                                                                        636                   299

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                                   85                    20
Purchase of building financed by capital lease obligation                                                488                   273
Change in unrealized gain (loss) on available for sale investment securities                             (45)                 (149)
Change in deferred tax associated with unrealized gain (loss) on investment
   securities available for sale                                                                         (14)                  (56)
Change in net unrealized gain (loss) on available for sale investment securities                         (31)                  (93)

   The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                                                      2004              2003
                                                                                           ----------------- ----------------

Net Income                                                                                         $   688           $   856
                                                                                           ----------------- ----------------
Other comprehensive income, net of tax:
   Unrealized gains/losses on investment securities                                                    (22)             (104)
   Reclassification adjustment for gains/losses included in net income                                 (23)              (45)
   Income taxes related to unrealized gains/losses on investment securities                             14               (56)
                                                                                           ----------------- ----------------
Other comprehensive income (loss), net of tax                                                          (31)              (93)
                                                                                           ----------------- ----------------

Comprehensive income                                                                               $   657          $    763
                                                                                           ================= ================



























The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 2004 and 2003

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS
----------------------------------------------------

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, TnBank (the "Bank"). All intercompany balances and transactions have been eliminated.

TnBank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995. TnBank provides a variety of banking services to individuals and businesses through its two offices in Oak Ridge and one office in Knoxville, Tennessee. During the third quarter of 2004, we moved our Knoxville branch to a new facility in the Farragut community of Knoxville. This new facility, located at 11200 Kingston Pike, replaces the Company's branch formerly located at 118 Mabry Hood Road.

Our primary deposit products are demand deposits and certificates of deposit, and our primary lending products are commercial business, real estate mortgage, and consumer installment loans.

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

Financial information as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004, and cash flows for the nine month periods ended September 30, 2004 and 2003 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

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

NOTE 3 - COMMITMENTS
--------------------

As of September 30, 2004, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $9.6 million and commitments to advance existing home equity and other credit lines in the amount of $15.0 million. In addition, the Company has also conveyed $364,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS
-------------------------

The following table summarizes the Company's other borrowings as of September 30, 2004 and December 31, 2003, respectively (in thousands).

                                      September 30, 2004       December 31, 2003
                                    --------------------- ----------------------
Federal Home Loan Bank Advances         $   8,500              $    8,650

Fed Funds Purchased                             -                    370

Capital Lease Obligations                     245                    261

                                   ---------------------- ----------------------

Total Other Borrowings                  $   8,745              $   9,281
                                   ====================== ======================

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

(In Thousands, Except Per Share Data)

                                                      Quarter Ended September 30,       Nine Months Ended September 30,
                                                    --------------- ----------------- ------------------- -----------------
                                                         2004             2003               2004               2003
                                                    --------------- ----------------- ------------------- -----------------

Net Income, as Reported                             $        201     $         288    $             688   $            856
Less: Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value Based
Method
   for All Awards, Net of Related Tax Effects                  0                 0                    -                 (1)
                                                    --------------- ----------------- ------------------- -----------------

Pro Forma Net Income                                $        201     $         288    $             688   $            855
                                                    =============== ================= =================== =================

Earnings Per Share:

   Basic - as Reported                              $       0.38     $        0.54    $            1.29   $           1.60
                                                    =============== ================= =================== =================

   Basic - Pro Forma                                $       0.38     $        0.54    $            1.29   $           1.60
                                                    =============== ================= =================== =================

   Diluted - as Reported                            $       0.38     $        0.53    $            1.29   $           1.59
                                                    =============== ================= =================== =================

   Diluted - Pro Forma                              $       0.38     $        0.53    $            1.29   $           1.59
                                                    =============== ================= =================== =================

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 14,500 of which are vested and remain unexercised as of September 30, 2004.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter ending September 30, 2004 and 2003.


                           Nine Months September 30,
                             2004           2003
                         -------------------------------
                         -------------------------------
Dividend Yield              1.37%           1.37%
Expected Life              6 years         6 years
Expected Volatility          10%             10%
Risk-Free Interest Rate      5.2%           5.2%

A summary of the status of the Company's stock option plans is presented below:

                                       Nine Months Ended September 30,   Nine Months Ended September 30,
                                                   2004                              2003
                                     ---------------------------------- --------------------------------
                                         Shares           Weighted         Shares          Weighted
                                                          Average                          Average
                                                       Exercise Price                   Exercise Price
                                     ---------------- ----------------- -------------- -----------------


Outstanding at
  Beginning of Period                         14,500      $ 16.00              14,500         $   16.00
Granted                                            0                                0
Exercised                                          0                                0
Forfeited                                          0                                0
                                     ----------------                   --------------
Outstanding at
   End of Period                              14,500      $ 16.00              14,500         $   16.00
                                     ================ ================= ============== =================
Options Exercisable
   at Period-End                              14,500      $ 16.00              14,500             16.00
Weighted Average Fair
   Value of Options Granted
   During the Period                             N/A                              N/A


Information pertaining to options outstanding at September 30, 2004 is as follows:


                                                          Weighted
                                                          Average          Weighted                            Weighted
                                                          Remaining        Aveerage                            Average
                                        Number          Contractual         Exercise           Number          Exercise
     Range of Exercise Prices          Outstanding         Life          Exercise Price      Exercisable        Price
------------------------------------ ---------------- ------------------ ---------------- ----------------- ---------------

$16.00 - $16.00                          14,500           4.5 years      $     16.00            14,500            16.00

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending September 30, 2004, we earned net income of $201,000 or $0.38 per share as compared to $288,000 or $0.53 per share for the corresponding period in 2003. For the first three quarters of 2004, net income was $688,000 and $856,000 for the same period in 2003. The decrease in net income for the third quarter of 2004 and the first three quarters of 2004 are both primarily due to a decrease in non-interest income (primarily fees on sales of mortgage loans) and an increase in non-interest expense. These were partially offset by increases in the Company's net interest income for both the third quarter and the first three quarters of 2004. The table below presents certain key financial ratios for the first three quarters of 2004 and 2003.

                                          For the nine months ending
                                               September 30,
                                            2004                2003
                                   ------------------- -------------------
Return on Average Assets                        0.80%               1.06%
Return on Average Equity                       10.53%              14.02%
Earnings per share - basic                  $   1.29            $   1.60

NET INTEREST INCOME
-------------------

Net interest income was $3.6 million for the first three quarters of 2004, an increase of approximately 11.7% or $375,000 over the same period in 2003. The increase in net interest income was due primarily to an increase in the volume of earnings assets for the first three quarters of 2004 as compared to 2003 and an increase in our net interest margin. Net interest income was $ 1.3 million for the third quarter of 2004 as compared to $1.1 million for the same period in 2003. The increase in net interest income for the third quarter of 2004 as compared to the third quarter of 2003 can be attributed to an increase in the volume of earning assets. Average loans increased approximately $9.5 million to $92.7 million at September 30, 2004, as compared to $83.1 million at December 31, 2003. Average loans were approximately 85% of total earning assets at September 30, 2004 and 84% at December 31, 2003.

The yield on total earning assets declined 40 basis points for the first three quarters of 2004 as compared to the first three quarters of 2003. The primary reason for the continued decline in yields on earning assets was due to a decline in general interest rates since 2001. The decline in general interest rates resulted in a decline in earning asset yields primarily due to two circumstances. First, earning assets which repriced during 2003 and 2004 (i.e. loans and investment securities at floating rates, loans renewed or renegotiated, etc.) generally were priced at lower yields than had previously been the case. Additionally, new earning assets (i.e. loans originated, securities purchased) during 2003 and 2004 were added at lower yields. Loan yields declined 44 basis points to 6.59% for the first three quarters of 2004 as compared to 7.03% for the first three quarters of 2003 due to the reasons discussed above. Investment yields declined 56 basis points during the first three quarters of 2004 as compared to the same period in 2003, again due to the decline in the general interest rate environment. Yields on federal funds sold, the rates on which can change overnight, declined 7 basis points remaining relatively stable as short-term investments remained stable from 2003 to 2004.

Total interest expense was approximately $1.5 million for the first three quarters of 2004, an 11.2% decrease as compared to the same period in 2003. The average rate on interest-bearing deposits was 1.80% for the first three quarters of 2004, 43 basis points lower than the average rate on deposits during the first three quarters of 2003. The decrease in the rates on deposits during 2004 as compared to 2003 can be attributed to the decline in interest rates since 2001. The average cost of borrowed funds was 3.82% for the first three quarters of 2004 and 4.01% for the first three quarters of 2003. The overall rate on interest-bearing liabilities was 1.83% for the first three quarters of 2004 compared to 2.20% for the same period in 2003.

                                                     Nine Months Ended (In thousands)             Nine Months Ended (In thousands)
                                                           September 30, 2004                           September 30, 2003
                                           ------------------------------------------ ----------------------------------------------
                                           Average Balance    Interest     Yield/Rate  Average Balance      Interest     Yield/Rate
                                           ---------------- -------------- ---------- ------------------ --------------- -----------

Loans(1) (2)                               $  92,656        $   4,577          6.59%   $        83,122    $   4,384           7.03%

Investment securities(3) (5)                  14,891              462          4.14%            13,428          473           4.70%

Federal funds sold                             1,111                9          1.08%             2,090           18           1.15%
                                           ---------------- -------------- ---------- ------------------ --------------- -----------
Total earning assets                         108,658            5,048          6.19%            98,640        4,875           6.59%
                                                            --------------                               ---------------
Other assets                                   6,485                                            9,517
                                           ----------------                           ------------------
Total Assets                                 115,144                                          108,157
                                           ================                           ==================

Interest-bearing deposits                     87,388           1,180           1.80%           82,773         1,386           2.23%

Demand deposits                                9,026               -           0.00%            8,206             -           0.00%

Securities sold under agreements to
repurchase and other borrowings                9,452             271           3.82%            8,238           248           4.01%
                                           ---------------- --------------            ------------------ --------------- -----------
Total rate-bearing liabilities               105,866           1,451           1.83%           99,217         1,634           2.20%

Other liabilities                                563                                              798
                                           ----------------                           ------------------

Total Liabilities                            106,429                                          100,015
                                           ----------------                           ------------------

Total Stockholders' Equity                     8,715                                            8,142
                                           ----------------                           ------------------
Total Liabilities and Stockholders'
Equity                                       115,144                                          108,157
                                           ================                           ==================

Net interest income                                         $   3,597                                    $       3,241
                                                            ==============                               ===============

Net interest spread                                                            4.36%                                          4.39%
                                                                           ==========                                    ===========
Net interest margin(4)                                                         4.41%                                          4.38%
                                                                           ==========                                    ===========

(1)  Gross of allowance for loan losses
(2)  Includes average non-accrual loans
(3) Excludes the impact of the average net unrealized loss on securities available for sale
(4)  Net interest income divided by total earning assets
(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. In recent years, the banking industry has experienced steady interest rates, which have likewise produced steady growth in net interest income as the bank has grown. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company's net income through a narrower interest margin and reduced lending volume.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company has a positive gap, with more rate bearing liabilities repricing than earning assets repricing as of September 30, 2004.

PROVISION FOR LOAN LOSSES
-------------------------

Provision for loan losses was $145,000 for the first three quarters of 2004, compared to $240,000 for the first three quarters of 2003. For the third quarter of 2004 the provision for loan losses was $99,000 compared to $77,000 during the third quarter of 2003. The decline in the provision for certain loan losses for the first three quarters of 2004 can be primarily attributed to the satisfactory resolution of loans classified adversely without loss to the Company. The increase in provision for loan loss for the third quarter of 2004 as compared
2003 can be primarily attributed to increased charge-offs during the third quarter of 2004. The balance of the allowance for loan losses at September 30, 2004 was $1.23 million (1.25% of gross loans) compared to $1.24 million (1.46% of gross loans) at December 31, 2003. Net charge-offs for the first three quarters of 2004 were $200,000 as compared to $43,000 for the first three quarters of 2003. As a percentage of average loans, the annualized rate of net charge-offs was 0.29% for the first three quarters of 2004 compared to a 0.06% ratio for the same period in 2003.

As of September 30, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis.

                    Analysis of the Allowance for Loan Losses
                                 (In thousands)

                                         For the Nine Months Ended September 30,
                                                      2004              2003
                                              ----------------- ----------------

Average Loans Outstanding                      $    92,656        $    82,815
                                              ================= ================

Allowance at beginning of period                     1,283              1,047

Charge-offs:
Commercial, financial and agricultural                  83                  6

Real Estate - construction

Real Estate - mortgage                                   8                 14

Installment - consumer                                 126                 37
Other
                                              ----------------- ----------------

Total charge-offs                                      217                 57
                                              ----------------- ----------------

Recoveries:

Commercial, financial and agricultural

Real Estate - construction

Real Estate - mortgage                                   5

Installment - consumer                                  12                 14

Other                                         ----------------- ----------------

Total recoveries                                        17                 14


Net charge-offs                                        200                 43
                                              ----------------- ----------------

Provision for loan losses                              145                240
                                              ----------------- ----------------
Balance at end of period                        $    1,228       $      1,244
                                              ================= ================
Ratio of net charge-offs during the
period to average loans outstanding                  0.22%              0.05%
during the period

NON-INTEREST INCOME
-------------------

Total non-interest income was approximately $646,000 for the first three quarters of 2004 compared to $1.1 million for the same periods in 2003. For the third quarter of 2004, non-interest income declined $166,000 to $216,000 as compared to the third quarter of 2003. The primary reason for the decline in non-interest income for the first three quarters of 2004 and the third quarter of 2004 as compared to the same periods in 2003 is a decline in fees on sales mortgage loans. Fees on sales of mortgage loans fell to $263,000 during the first three quarters of 2004 as compared to approximately $783,000 during the first three quarters of 2003. Fees on the sale of mortgage loans were $97,000 for the third quarter of 2004 as compared to $251,000 for the same period in 2003. Management attributes the decrease in fees on sales of mortgage loans to a decrease in the volume of loans sold, as a significant number of eligible households have already refinanced during this low mortgage interest rate cycle, and the increase in mortgage rates from 2004 as compared to 2003.

NON-INTEREST EXPENSE
---------------------

Non-interest expense totaled approximately $3.0 million for the first three quarters of 2004 as compared to $2.8 million during the first three quarters of 2003. Non-interest expense (annualized) as a percent of total average assets was 3.47% for the first three quarters of 2004 compared to 3.39% for the first three quarters of 2003. The increase in non-interest expense during the first three quarters of 2004 as compared to the same period in 2003 can be primarily attributed to increases in net occupancy expense, legal and professional expense and other expenses. Most of the net occupancy expense increases are attributable to the branch relocation of our Knoxville branch in 2004, where we moved to a larger facility. The increase in legal and professional expense is attributable in part to additional audit work required under new audit standards and expanded internal audit services employed by management. Non-interest expense increased $69,000 to $1.0 million for the third quarter as compared to the same period in 2003. The increase in these expenses can be attributed to the growth of the Bank which has brought on the need for additional overhead expenses.

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

We recognized income tax expense of $384,000 and $479,000 for the first three quarters of 2004 and 2003, respectively. Income tax expense was $151,000 for the third quarter of 2004 as compared to $170,000 for the third quarter of 2003. The effective income tax rate for the Company was 35.8% for the first three quarters of 2004 and 35.9% for the first three quarters of 2003.


BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER  30, 2004 TO DECEMBER 31, 2003
-------------------------------------------------------------------------------

Assets totaled $123.8 million at September 30, 2004, as compared to $107.1 million at December 31, 2003, an increase of 15.6%. The primary category of assets growth was loans, which grew $11.3 million, funded by $16.9 million in growth of deposits.


INVESTMENT SECURITIES
---------------------

Investment securities were approximately $15.1 million, or 12% of total assets, at September 30, 2004, an increase of $578,000 from December 31, 2003. We purchased $5.9 million in investment securities during the first three quarters of 2004, while maturities, calls, sales and principal pay-downs provided cash of $5.2 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 32.6% of the portfolio at September 30, 2004 and 35.1% at December 31, 2003.

At September 30, 2004 and December 31, 2003, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $129,000 at September 30, 2004, a decrease of $45,000 from December 31, 2003, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS
-----

During the first three quarters of 2004, loans increased $11.3 million to $96.8 million at September 30, 2004.

Loans by Type                                                  (In thousands)
                                               September 30, 2004         December 31, 2003
                                             ----------------------- ----------------------------
Commercial, financial and agricultural         $         28,050         $         26,898

Real estate - construction                               19,831                  12,363

Real estate - mortgage                                   40,324                  38,668

Installment loans to individuals                          9,952                   8,981
                                             ----------------------- ----------------------------
Loans, gross                                  $          98,157         $         86,910

Less:

Allowance for loan losses                                (1,229)                 (1,283)

Unearned loan fees                                         (136)                   (129)
                                             ----------------------- ----------------------------
                                              $          96,792         $        85,498
                                             ======================= ============================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

Non-Performing Assets                                            (In thousands)
                                                September 30, 2004      December 31, 2003
                                             ----------------------- -----------------------

Non-accrual loans(1)
                                               $            749                     962
Loans past due greater than 90 days and still
accruing interest                                             -                      21

Restructured loans(2)                                       151                     155

Other real estate owned                                     345                      20

                                             ----------------------- -----------------------

Total Non-Performing Assets                    $          1,245         $        1,158
                                             ======================= =======================

(1) Included in non-accrual loans are $749,000 and $962,000 of loans considered impaired as of September 30, 2004 and December 31, 2003, respectively.
(2)  Included in restructured loans are $64,000 as of December 31, 2003.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. Other real estate owned totaled $345,000 at September 30, 2004 and $20,000 at December 31, 2003. We have six relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS
--------

Deposits grew approximately $16.9 million to $105.0 million at September 30, 2004 from $88.1 million at December 31, 2003. Core deposits, which include regular savings, money market, NOW and demand deposits, were $58.4 million, or 55.7% of total deposits, at September 30, 2004. Core deposits were 53.3% of total deposits at December 31, 2003. Time deposits totaled $46.6 million at September 30, 2004, an increase of approximately $5.4 million from $41.1 million at December 31, 2003. The increase in core deposits can be primarily be attributed to additional marketing and management focus on attracting core deposits in an effort to improve the Bank's net interest margin, as these deposits typically carry lower interest rates than time deposits. The increase in time deposits represents more aggressive deposit pricing for time deposits in the first three quarters of 2004, in part due to the funding requirements of our loan portfolio growth and specials associated with the Company moving to a new branch facility in the Farragut community of Knoxville during the third quarter of 2004.

Deposit Balances By Type                      (In thousands)
                                 September 30, 2004   December 31, 2003
                                 -------------------- ------------------
Demand Deposits:
Non-interest bearing demand
accounts                                 $    10,813          $   7,815

NOW and money market accounts                 44,265             36,049

Savings accounts                               3,367              3,141
                                 -------------------- ------------------

Total demand deposits                         58,445             47,005
                                 -------------------- ------------------
Term Deposits:

Less than $100,000                            31,494             26,317

$100,000 or more                              15,065             14,796
                                 -------------------- ------------------

Total Term Deposits                           46,559             41,113
                                 -------------------- ------------------
Total Deposits                           $   105,004         $   88,118
                                 ==================== ==================


CAPITAL
-------

During the first three quarters of 2004, stockholders' equity increased $616,000 to $9.1 million. The increase in stockholders' equity was due primarily to net income of $688,000, offset by a decline in comprehensive income of $31,000, and a reduction in common stock and capital in excess of par value of $41,000 related to repurchase of 2,100 shares of common stock during the first three quarters of 2004.

                               Regulatory Capital
                                     TnBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)


                                                                                        September 30, 2004
                                                                            --------------------------------------------
                                                                                          Well            Minimum
                                                                                      Capitalized       Regulatory
                                                                              Bank       Levels          Requirement
                                                                            -------- ---------------- ------------------

Tier 1 Capital as a percentage of risk-weighted assets                         9.4%             6.0%               4.0%

Total Capital as a percentage of risk-weighted assets                         10.6%            10.0%               8.0%

Tier 1 capital to average assets                                               7.5%             5.0%               5.0%

                                                                                         December 31, 2003
                                                                            --------------------------------------------
                                                                                            Well            Minimum
                                                                                        Capitalized        Regulatory
                                                                              Bank         Levels         Requirement
                                                                            -------- ----------------- -----------------
Tier 1 Capital as a percentage of risk-weighted assets                         9.8%              6.0%              4.0%

Total Capital as a percentage of risk-weighted assets                         11.1%             10.0%              8.0%

Tier 1 capital to average assets                                               7.7%              5.0%              5.0%



During the first quarter of 2003, the Board of Directors of the Company approved a resolution authorizing the repurchase of up to 2,000 of the Company's shares at $19.50 per share during the second quarter of 2003. That plan was modified in October 2003 authorizing the repurchase of 3,000 shares. During the first three quarters of 2004, the Company repurchased 2,100 shares of common stock at $19.50 per share. There were no shares repurchased during 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2004, we held $15.0 million in available-for-sale securities. Deposits increased approximately $16.9 million during the first three quarters of 2004. We had $3.0 million in available federal funds lines and approximately $7.6 million in available borrowings from the Federal Home Loan Bank as of September 30, 2004.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2004, the Company had $300,000 in repurchase agreement balances outstanding.

At September 30, 2004, the Company had capital of $9.1 million, or 7.4% of total assets as compared to $8.5 million, or 7.9% at December 31, 2003. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3  CONTROLS AND PROCEDURES
------  -----------------------

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.  The  Company's
     President and Chief Executive Officer and its Senior Vice President have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c))as of September 30, 2004. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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





                                 Tennessee Valley Financial Holdings, Inc.





Date: November 15, 2004         By: /s/ Mark B. Holder
                                    --------------------------------------------
                                    Mark B. Holder, Senior Vice President
                                    (Principal financial and accounting
                                     officer)