Form 10KSB
period 2004-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2005-03-31
CIK 1175158

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2004

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
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

Disclosures of delinquent filers in response to items 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

The registrant's revenues for the most recent fiscal year were $7,739,497.

At March 25, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,657,844.

As of March 25, 2005 registrant had 533,618 shares of its $1.00 par value common stock outstanding.

Documents Incorporated by Reference: Proxy Statement related to 2005 Annual Meeting of Shareholders.

                                Table of Contents


Part I:
 Item 1: Description of Business.............................................3-9

 Item 2: Description of Property...............................................9

 Item 3: Legal Proceedings.....................................................9

 Item 4: Submission of Matters to a Vote of Security Holders...................9

Part II:
Item 5:  Market for Common Stock and Related Stockholder Matters....10

Item 6:  Management's Discussion and Analysis or Plan of Operation.........10-22

Item 7:  Financial Statements..............................................23-45

Item 8:  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................46

Item 8A: Controls and Procedures..............................................46

Part III:
Item 9:  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................46

Item 10: Executive Compensation...............................................46

Item 11: Security Ownership of Certain Beneficial Owners and
         Management...........................................................46

Item 12: Certain Relationships and Related Transactions.......................46

Item 13: Exhibits ............................................................47

Item 14: Principal Accountant Fees and Services...............................48

Signatures....................................................................49

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS


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

     The Bank commenced operations as a state chartered bank on May 30, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, which we refer to as FDIA, up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office and two branch locations, one in Oak Ridge and one located in Knoxville. A fourth branch site located in Knoxville is anticipated to be completed by the fourth-quarter of 2005.

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

     We offer a wide variety of competitive retail and commercial banking services. We offer deposit services including various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Our lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans and lines of credit, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. We also offer safe deposit box, drive-thru and automated teller machine (ATM) services. We provide VISA and MasterCard credit cards and are a merchant depository for credit card drafts under both types of credit cards. We also offer banking services for our customers on the internet at our World Wide Web address, www.tnbank.net.
Customers enrolled in the internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically, and access other typical internet banking services. We have has trust powers but do not have a trust department presently. We offer retail investment services through a broker/dealer relationship with Linsco/Private Ledger Corporation. These services include brokerage transactions in common stocks, mutual funds and bonds, as well as financial planning services.

     The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions , which we refer to as the "TDFI" and the Federal Deposit Insurance Corporation, which we refer to as the "FDIC."

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

Employees

     At December 31, 2004 we had 48 full-time employees. Our employees are not represented by any union or other collective bargaining agreement and we believe our employee relations are satisfactory.

Loan Activities

     General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2004, the net loan portfolio totaled $101.2 million, or 81% of total assets.

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

     It is our policy to lend up to 90% of the appraised value of the real property securing a mortgage loan. However, we periodically originate loans exceeding this level based on mitigating circumstances and other credit factors. These credits are approved as loan-to-value exceptions and reported to the Board accordingly. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80% of the collateral, including the amount of the first mortgage. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an "as completed" basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured or secured by real or personal property.

     The maximum amount, as defined by TDFI's Legal Lending Limit standards, which we could have loaned directly to any one borrower as of December 31, 2004, was approximately $2.3 million. Our largest loan relationship is approximately $2.0 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2004.

     Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Residential Real Estate Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2004, $38.5 million or 37% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of this date, approximately $5.5 million, or 14% of these loans were adjustable rate mortgage loans.

     Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. We originate consumer loans to provide a range of financial services to customers and create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2004, consumer loans amounted to $11.6 million or 11% of the total loan portfolio.

     Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2004, the largest commercial relationship was $709,000 secured by inventory and accounts receivable. As of December 31, 2004, we had $14.8 million in commercial loans or 14% of the total loan portfolio.

     Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson, Knox and Roane Counties. These types of loans amounted to $14.4 million or 14% of the total loan portfolio as of December 31, 2004. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We offer balloon mortgages on commercial real estate and multi-family real estate loans with a fixed rate for up to five years.

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

     We contemplate that we may seek to enter businesses closely related to banking or to acquire existing businesses already engaged in these activities. Some of the activities that the Federal Reserve has determined by regulation to be so closely related to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations and making investments in certain corporations for project designed primarily to promote community welfare. Any acquisition by us will require prior approval of the Federal Reserve Board and, in some instances, other regulatory agencies. In addition, we will be competing with other bank holding companies, many of which have far greater assets and financial resources than we and whose common stock may be more widely traded than ours in attempting to acquire other permissible entities, and engaging in activities closely related to banking. Currently, there are no definitive agreements for the acquisition of any entities and we cannot assure you that we will acquire any entity in the future.

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

     As a bank holding company, we are required to file with the Federal Reserve Board an annual report of our operations at the end of each fiscal year and any additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of us and each of our subsidiaries.

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

General

     The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2004, the Bank is not the subject of any action by the FDIC or the TDFI.

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

USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, DC which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities/ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). The stated goals of SOX are to increase corporate responsibility, provide for enhanced penalties from accounting and auditing improprieties at publicly-held companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws.

     SOX is the most far-reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies that are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure corporate governance and related rules . SOX represents significant federal involvement in matters traditionally left to state regulatory systems such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and its committees.

     SOX addresses, among other matters:

     o    audit committees,
     o certification of financial statements by the chief executive officer and the chief financial officer
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement,
     o    a prohibition on insider trading during pension plan blackout periods,
     o    disclosure of off-balance sheet transactions,
     o    a prohibition on personal loans to directors and officers,
     o    expedited filing requirements for Forms 4,
     o disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code,
     o    "real time" filing of periodic reports,
     o    the formation of a public accounting oversight board,
     o    auditor independence, and
     o various increased criminal penalties for violations of securities laws.

ITEM 2 - DESCRIPTION OF PROPERTY

     We operate three facilities for our banking operations. We own our two Oak Ridge branch facilities and lease current operating Knoxville location. Additionally, we lease property at Cedar Bluff Road and Bob Gray Road that will be our second Knoxville branch location anticipated to be completed in mid-late 2005. The Main Office is located at 401 South Illinois Avenue in Oak Ridge. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive thru services. The Main Office also houses the operations and bookkeeping departments, credit administration and most other administrative functions. Our Jackson Square branch is located at 900 Oak Ridge Turnpike in Oak Ridge. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository and drive thru services. Our Farragut branch is located at 11200 Kingston Pike in Knoxville, TN. It is a full service branch with approximately 4,000 square feet. The Farragut lease is $6,000 monthly with a term of 10 years with two 5 year renewal options and a purchase option after the initial ten year term. The property for our second Knoxville branch is leased at $2,917 per month. This lease was made effective March 15, 2004 and has an initial term of 20 years with four successive five-year renewal periods. Additionally, we own property located on E. Tri-County Blvd. in Oliver Springs. This location was obtained by foreclosure in 2004. The property has a 2,500 square foot commercial garage which we currently utilize for general storage.

ITEM 3 - LEGAL PROCEEDINGS

     From time to time in the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. At this time, we do not believe any of these matters will result in a material adverse effect on our business or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

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

                                                          High             Low
                                                          ----             ---
2003:
         First Quarter................................  $17.00            $17.00
         Second Quarter..............................    19.50             19.50
         Third Quarter.................................  19.50             19.50
         Fourth Quarter...............................   19.50             19.50
2004:
         First Quarter................................  $19.50            $19.50
         Second Quarter..............................    19.50             19.50
         Third Quarter.................................  19.50             19.50
         Fourth Quarter...............................   19.50             19.50

     The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1 "Description of Business - Payment of Dividends". We paid a cash dividend of $0.26 per share during the fourth quarter of 2004. Shareholders were given the opportunity to reinvest these proceeds through a Dividend Reinvestment Plan established by the Company in 2004. This plan is coordinated through the Company's registered transfer agent, Illinois Stock Transfer Company. The price per share for initial reinvestment was $26.00 based on the evaluation of an independent third party. Initial participation in this program resulted in $54,281 of total dividends paid being reinvested in exchange for an additional 2,088 shares of common stock. The Company has allocated 25,000 shares of common stock for the purpose of the Dividend Reinvestment Plan. Shareholders not already enrolled in the plan can do so at any time for future participation. Additionally, current participants may amend allocations at their discretion. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividend would be or whether dividends would continue in future periods.

     Options convertible into 15,500 shares of common stock were outstanding as of December 31, 2004. As of December 31, 2004, our executive officers and directors beneficially owned 98,026 shares of common stock, including shares issuable upon the exercise of options. We are not presently publicly offering shares of common stock and have not proposed to publicly offer shares of common stock which could have a material effect on the market price of our common stock. As of December 31, 2004, we had approximately 755 shareholders of record and 533,618 shares of common stock outstanding.

The following table provides information about our equity compensation plans as of December 31, 2004.



                                    EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of securities
                              Number of securities to       Weighted-average       remaining available for
                              be issued upon exercise      exercise price of        future issuance under
                              of outstanding options,     outstanding options,     equity compensation plan
       Plan Category            warrants and rights       warrants and rights
---------------------------- -------------------------- ------------------------- ---------------------------
Equity compensation
    plans approved by                      15,500                 $16.22                     111,203
    shareholders
Equity compensation
    plans not approved                          0                     NA                           0
    by shareholders                ______________         ______________              ______________
Total                                      15,500                 $16.22                     111,203

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Years Ended December 31, 2004 and 2003

General

     We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

     We achieved net income of $958,000 for 2004 compared to $1,078,000 for 2003, a decrease of 11%. On a per share basis, we earned $1.80 per common share in 2004 compared to $2.02 per common share in 2003. The decrease in net income for 2004 can primarily be attributed to decreases in non-interest income, more specifically a significant decline in proceeds from sale of loans in the secondary market, and a continued trend increase in non- interest expense. Fee income from sale of loans decreased $562,000 in 2004 compared to 2003. Non-interest expense increased $325,000 from 2003. The increases in non-interest expense primarily relate to growth in overhead brought on by the growth in assets of the bank and a new branch facility in Farragut in 2004. Offsetting the decline in non-interest income and increase in non-interest expense were increases in net interest income. Net interest income increased $606,000 or 14% in 2004 as compared to 2003, primarily as a result of growth in earnings assets, particularly loans and an increase in our net interest margin. Our loan loss provision decreased $61,500 to $228,000 in 2004 compared to 2003. Although the net charge-off ratio increased to 0.26% of average loans outstanding from 2003 and loan growth continued, required reserve allocations were alleviated by the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified.

The table below presents certain key ratios.

                                  Schedule I
                          Return on Assets and Equity
                                                          2004          2003
                                                      -------------------------
Return on Average Assets                                     0.82%       1.00%
Return on Average Equity                                    10.85%      13.15%
Dividend Payout Ratio                                       14.44%      17.34%
Average Equity to Average Assets                             7.54%       7.60%


Earning Assets, Sources of Funds and Net Interest Income

         Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2004 and 2003.

                                   Schedule II
                    Average Balances, Interest and Rate/Yield

                                                                       2004                           2003
                                                       ----------------------------------------------------------------
                                                            Average   Interest  Average   Average    Interest Average
                                                          Balance(1)   (2)     Yield/Rate Balance(1)   (2)    Yield/Rate
                                                       ----------------------------------------------------------------
Assets
Investment securities:
Available for sale:
Taxable                                                     9,115       289      3.17%      9,167         368     4.01%
Tax exempt                                                  5,268       266      5.05%      4,104         239     5.82%

FHLB Stock                                                    562        23      4.09%        541          21     3.88%
Gross loans, including fees                                94,204     6,318      6.71%     83,518       5,815     6.96%
                                                       ----------------------------------------------------------------
Total interest earning assets                              110,467   $6,914      6.26%     99.231    $  6,464     6.51%
                                                                     =================               ==================

Cash and due from banks                                     2,028                           1,787

All other assets                                            5,986                           8,161

Less:

Reserve for loan losses                                     1,257                           1,167

Unearned fees and interest                                    130                             110
                                                       ----------                       ----------
Total Assets                                            $ 117,094                       $ 107,902
                                                       ==========                       ==========

Liabilities and Shareholders' Equity
------------------------------------

Interest bearing deposits:

Time deposits                                          $   45,515     1,214     2.67%   $  44,002       1,350     3.07%

Other deposits                                             43,467       408     0.94%      38,176         395     1.03%

FHLB advances and repurchase agreements and other           9,392       362     3.85%       8,550         341     3.99%
                                                       ----------------------------------------------------------------
Total interest-bearing liabilities                     $   98,374   $ 1,984     2.02%      90,728    $  2,086     2.30%
                                                       ================================================================

Non-interest bearing deposits                               9,296           ----------      8,172             ---------
Cost of funds                                                                    1.84%                            2.11%
                                                                            ==========                        =========
All other liabilities                                         595                             804

Shareholders' equity                                        8,764                           8,000

Unrealized gain (loss) on available for sale securities        65                             198
                                                      ------------                      ----------
Total Liabilities and Shareholders' Equity            $   117,094                         107,902
                                                      ============                      ==========
                                                                           -----------                       ----------
Net interest spread                                                              4.42%                            4.40%
                                                                           ===========                       ==========

                                                                           -----------                       ----------
Net interest margin                                                              4.46%                            4.41%
                                                                           ===========                       ==========

(1) Average Balances were computed averaging daily balances for the time specified.
(2) Interest is computed based on a tax equivalent basis for tax exempt securities.

     As seen from Schedule II, average interest earning assets grew $11.2 million or 11% during 2004 as compared to 2003. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew $10.7 million or 13% in 2004 as compared to 2003. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank Stock) increased approximately $1.1 million in 2004 as compared to 2003, while average federal funds sold declined approximately $583,000 in 2004 as compared to 2003.

     Average interest bearing liabilities grew $7.6 million or 8% in 2004 as compared to 2003. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank, which we refer to as the "FHLB." and other borrowings. During 2004, average total deposits grew $7.9 million or 9% as compared to 2003. The majority of the average deposit growth during 2004 came from other deposits, which include money market, NOW and savings accounts. Management attributes this increase to additional marketing and management focus on attracting more deposit relationships of this type in an effort to increase our net interest margin, as well as, as successful product promotion at our Farragut branch.

     The yield on average interest earning assets decreased 25 basis points during 2004 to 6.26%. The primary reason for this decline is mainly attributed to the continued low interest rate environment through mid-year 2004; however, prime rate increases beginning in July 2004 alleviated a further declining trend in the overall yield on earning assets. The Federal Reserve began raising key interest rates for the first time since 2000 in July 2004. By December 2004, the Prime rate had increased 125 basis points. While some of our interest earning assets reprice immediately, others reprice at contractual maturities or other agreed upon repricing dates, as well as, indices other than the prime rate. Additionally, when earning assets grow during periods of falling interest rates, yields will typically decline as new earning assets are added at yields lower than those presently in the earning asset portfolio.

     The yield on loans for 2004 was 6.71%, a decline of 25 basis points as compared to 2003. The performance of the loan portfolio can be primarily attributed to the interest rate environment as discussed previously. New loans made during the first half of 2004 generally carried lower yields than loans originated in the latter part of 2004. Yields on taxable investment securities declined 84 basis points and yields on tax-exempt securities (computed on a tax-equivalent basis) declined 77 basis points during 2004 as compared to 2003, again impacted by the general interest rate environment. The decline in yield on all investment securities can be attributed to the maturity, call, or prepayment (mortgage backed securities) of high yielding securities. As the balances in these high yielding securities declined, the overall yields were more influenced by newly acquired securities purchased at lower yields in a lower interest rate environment. The yield on federal funds increased 27 basis points in 2004 compared to 2003 directly related to the gradual increases in interest rates in the last half of 2004.

     Our cost of funds declined 27 basis points during 2004 to 1.84%. This level can be primarily attributed to the general interest rate environment described above in that a decrease in cost of funds is noted; however, rising rates impacted any further improvement in total cost of funds in the second part of 2004. Rates on time deposits declined 40 basis points to 2.67% in 2004 as compared to 2003. Other interest-bearing deposits saw rates decline 9 basis points during 2004 to 0.94%. Rates on time deposits declined as higher yielding time deposits matured and were replaced with time deposits carrying lower rates. Other interest bearing deposits do not have contractual maturities; rates on those deposits can be changed at management's discretion but are subject to competitive pressures and our need for liquidity. Rates on FHLB Advances, repurchase agreements and capital lease obligations declined 14 basis points during 2004 to 3.85% due to the overall interest rate environment. We have a Cash Management Line of Credit with the FHLB which is priced at an overnight interest rate. We anticipate the bank's overall cost of funds will increase in the near future.

     Our net interest margin improved 5 basis points during 2004 as compared to 2003. Improvement in the net interest margin in 2003 compared to 2002 was 24 basis points and positively impacted by an accelerated decrease in cost of funds in relation to declining yields on interest bearing liabilities.

                                  Schedule III
                       Rate Volume Analysis (in thousands)
                                        ----------------------------------------
                                                      2004 vs. 2003
                                        ----------------------------------------

                                        ----------------------------------------
                                        Average Balance Rate/Yield      Total
                                        ----------------------------------------
Interest Income
Federal funds sold                         (8)              5          (3)
Securities available for sale              44             (96)        (52)
FHLB stock                                  1               1           2
Loans, including fees                     706            (203)        503
                                        ----------------------------------------
Total interest income                     743            (293)        450
                                        ----------------------------------------

Interest Expense
Interest-bearing deposits                 123            (246)       (123)
FHLB advances, Repurchase Agreements
and other                                  32             (11)         21
                                        ----------------------------------------
Total interest expense                    155            (253)        (98)
                                        ----------------------------------------
Net change in net interest income         588             (40)        548
                                        ========================================

Non-Interest Income

     Non-interest income decreased approximately $546,000 or 40% in 2004 as compared to 2003 due primarily to a substantial decrease in fees on loans sold. We offer traditional residential mortgage financing through the secondary market. Under this program, we originate residential mortgage loans, which are in turn funded and serviced by secondary market lenders and we receive fees for our loan origination, as well as, relinquish our loan servicing rights. Fees on loans sold decreased approximately $562,000 during 2004 as compared to 2003. This decrease was a result of the declining volume of mortgage refinancing as compared to 2003. This was mainly due to an increasing rate environment beginning in July 2004. Gains on sales of investment securities Available-for-Sale were due to investment sales to either meet liquidity needs or transactions aimed at improving the bank's yield or interest rate risk profile by selling bonds and purchasing others. These proceeds were down approximately $27,000 from 2003. Service charges on demand deposits increased approximately $39,000 during 2004 as compared to 2003 due primarily to an increase in the volume of our deposit accounts. Other income increased approximately $4,000 during 2004 as compared to 2003.

     Non-interest income increased approximately $547,000 or 66% in 2003 as compared to 2002 due primarily to increases in fees on loans sold, net gains on sales of investment securities available for sale, and service charges on demand deposits. Fees on loans sold increased approximately $454,000 during 2003 as compared to 2002. The increase was the result of an increase in the volume of loans sold and hence the fees on loans sold can be primarily attributed to continued low interest rates during 2003. Many of these loans were the result of customers refinancing their mortgages to take advantage of the lower interest rate environment. Gains on sales of investment securities available for sale were the result of sales to take advantage of routine fluctuations in the bond markets. Service charges on demand deposits increased approximately $38,000 during 2003 as compared to 2002 due primarily to an increase in the volume of our deposit accounts.

Non-Interest Expense

     Non-interest expense increased approximately $325,000, or 8% during 2004 as compared to 2003. This increase is mainly the result of growth in earning assets which necessitates growth in non-interest expense to support safe and sound asset growth. Two categories of non-interest expenses had increases of more than 20% from 2003. These are advertising and promotion (increase of approximately $57,000 or 60%) and legal and professional expense (increase of approximately $59,000 or 64%). Advertising and promotion costs increased mainly due to the relocation of the Knoxville branch to Farragut and the promotional campaigns associated with that move. Legal and professional fees increased mainly increased due to upgrading of our internal audit procedures and costs related to being a publicly held company.

     All other categories were below a 20% increase level. Salaries and employee benefits totaled $1.9 million, representing an increase of $50,000. Occupancy costs equaled $464,000, representing an increase of $86,000. Data processing fees totaled $291,000, representing an increase of $39,000. Other expenses increased $7,000 over 2003.

     Non-interest expense increased approximately $671,000 or 22% during 2003 as compared to 2002. The primary categories of increase during 2003 were salaries and employee benefits (increase of approximately $373,000 or 25% during 2003 as compared to 2002), other expense (an increase of approximately $149,000 or 27% during 2003 as compared to 2002), and occupancy costs (an increase of $68,000 or 22% during 2003 as compared to 2002). The increase in salaries and employee benefits was primarily due to additional personnel to support asset growth and increases in commissions to employees for loans sold. The increase in other expense was due primarily to the growth in volume we experienced during 2003; one of the largest increases in other expense was loan expense which increased approximately $96,000 to $296,364 during 2003, due primarily to an increase in loan origination volume. The increase in occupancy costs was primarily due to higher building repair and maintenance costs, and increased lease expense (due to a full year's expense on the lease on the Kingston Pike location in 2003 as compared to seven months' expense in 2002).

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

     We recognized income tax expense of approximately $501,000 for 2004 compared to approximately $584,000 in 2003 and $329,000 in 2002.

Loan Losses and Credit Risk

     The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management's evaluation of the loan portfolio under current economic conditions, and other factors as in management's best judgment deserve current recognition in estimating loan losses. The balance of the allowance for loan losses was $1,270,869 or 1.24% of gross loans outstanding at December 31, 2004. During 2004, the loan loss provision totaled $228,500, a decrease of approximately $61,500 as compared to 2003. Although the net charge-off ratio increased to 0.26% from 2003 and steady loan growth continued, required reserve allocations were alleviated by the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified. As of December 31, 2004, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

     Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank's loan policy and consistent with industry standards and regulatory guidance. The rates defined by our loan policy are determined based on a variety of factors including our historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower's ability to repay the loan and the availability of the collateral. As of December 31, 2004 approximately $2.4 million of the loan portfolio was considered specifically classified with approximately 26% of the allowance for loan losses related to these loans. We assigned the remaining 74% of the allowance for loan losses to the general population of loans.

     Included in management's formal analysis of the allowance for loan losses are loans considered impaired as provided in Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan." A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. Loans in our lowest three adversely classified categories are considered for impairment. Due to the relatively small size of our loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $333,000 as of December 31, 2004 and $338,000 as of December 31, 2003. Schedules IV and V present a summary of our loan loss experience and reserve analysis during 2004 and 2003.

                                       Schedule IV
                      Analysis of Loan Loss Reserve (in thousands)

                                                    The year ended December 31,
                                            ------------------------------------
                                                     2004             2003
                                            ------------------------------------
Balance at Beginning of Period                 $  1,283          $  1,047
Charge-Offs:
Commercial, financial and agricultural               28                12
Real Estate - construction
Real estate - mortgage                               63                14
Installment - consumer                              182                54
Other                                                 -                 -
                                            ------------------------------------
Total charge-offs                                   273                80
                                            ------------------------------------

Recoveries:
Commercial, financial and agricultural               -                  -
Real Estate - construction                           -                  -
Real estate - mortgage                               5                  -
Installment - consumer                              27                 26
Other                                                -                  -
                                            ------------------------------------
Total recoveries                                    32                 26
                                            ------------------------------------
Net charge-offs                                    241                 54
Provision for loan losses                          229                290
                                            ------------------------------------
Balance at the End of Period                   $ 1,271             $1,283
                                            ====================================


                                            ------------------------------------

Ratio of net charge-offs to                       0.26%              0.06%
 average loans outstanding                  ====================================

                                             Schedule V
                           Allocation of Loan Loss Reserve (In thousands)

                                          -----------------------------------------------------------
                                                      2004                         2003
                                          -----------------------------------------------------------
                                            $ Allocation   % Allocation  $ Allocation   % Allocation
                                          -----------------------------------------------------------
Commercial, financial and agricultural          450           35%             581             45%
Real Estate - construction                       30            2%              15              1%
Real estate - mortgage                          644           51%             502             39%
Installment - consumer                          147           12%             185             15%
Other                                             -            0%               -              0%
                                          ------------------           ------------------
Total                                      $  1,271                      $   1,283
                                          ==================           ==================

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

Schedule VI presents the amounts of non-performing assets at December 31, 2004 and 2003.

                               Schedule VI
                   Non-Performing Assets (in thousands)
                                                    December 31,
                                                 2004              2003
                                           --------------------------------
Non-accrual loans (1) (3)                   $      546      $      962
Loans past due greater than 90 days and
still accruing interest (2) (3)                      0              21
Restructured loans (3)                             257             155
Other real estate owned                            335              20
                                           --------------------------------
Total Non-Performing Assets                 $    1,138      $    1,158
                                           ================================

(1) Included in non-accrual loans is approximately $546,000 and $962,000 of loans considered impaired as of December 31, 2004 and 2003, respectively.
(2) There were no loans past due 90 days or more and still accruing interest which were considered impaired as of December 31, 2004 and 2003. At December 31, 2004 approximately $451,000 of loans considered restructured were considered impaired.
(3) Footnotes (1) and (2) disclose the amount of impaired loans in the categories presented in Schedule VI. At December 31, 2004 and 2003 respectively, there were $1.8 million and $630,000 in loans considered impaired which were not in non-accrual status or were not past due 90 days or more and still accruing interest or were not considered restructured. These loans were considered impaired due to factors known to management which raised concerns about our ability to collect amounts due under the applicable loan agreement. Factors such as a known deterioration in the borrower's financial condition or collateral position are considered in the decision to evaluate and recognize loans as being impaired.

     We determine loans to be non-accruing when we determine that our ability to collect the unpaid balance of these loans is highly unlikely due to the financial position of the borrower and general economic conditions. Management makes this determination of classification on a case by case basis for problem loans. Generally, we review each loan 90 days or more past due monthly and we place on non-accrual status the loans for which we determine collection is doubtful. During 2004, we would have earned approximately $63,000 on loans in non-accrual status had these loans been current in accordance with their terms.

     Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, we consider whether to place the loan on non-accrual status. However, until we make this classification, interest will continue to accrue.

     Non-accrual loans decreased to approximately $546,000 as of December 31, 2004 compared to $962,000 as of December 31, 2003. The decrease in non-accrual loans is due primarily to management's identification and monitoring of these credits along with diligent collection processes. Of the loans in non-accrual status as of December 31, 2003, $25,000 were charged off during 2004.
Additionally, $597,000 were removed from nonaccrual status per payoffs, restructuring, or foreclosure while $6,000 remained in non-accrual status as of December 31, 2004, although this loan had paid down approximately $3,000 during 2004. Therefore, the loans in non-accrual status as of December 31, 2004 include approximately $6,000 in loans which were non-accrual as of December 31, 2003 and approximately $540,000 in loans added to non-accrual status during 2004. There were no loans past due over 90 days and still accruing interest as of December 31, 2004. It is our policy to place loans on non-accrual after they reach 90 days past due.

     Net charge-offs increased to $241,000 during 2004 as compared to $54,000 in 2003. The ratio of net charge-offs to average loans was 0.26% for 2004 and 0.06% for 2003. Increased charge-offs were primarily recognized due to overall loan volume growth and the fact that more inherent risks are present as the loan portfolio expands.

     Loans increased $15.7 million to $101.2 million as of December 31, 2004 as compared to December 31, 2003. Management attributes this continued growth to a favorable interest rate environment, aggressive growth in the Knoxville market and the strong effort of our lending personnel. The primary categories of growth were construction and land development. commercial and industrial, and consumer loans.

                                   Schedule VII
                           Loans by Type (in thousands)
                                                        December 31,
                                                   2004              2003
                                            ------------------------------------
Loans secured by real estate:
Commercial properties                        $    14,419       $      15,458
Construction and land development                 23,552              12,363
Residential and other properties                  38,320              38,669
                                            ------------------------------------
Total loans secured by real estate                76,291              66,490

Commercial and industrial loans                   14,778              11,439
Consumer loans and other                          11,566               8,981
                                            ------------------------------------
                                                 102,635              86,910
Less: Allowance for loan losses                   (1,271)             (1,283)
      Unearned loan fees                            (137)               (129)
                                            ------------------------------------
                                             $   101,227       $      85,498
                                            ====================================

Investment Securities

     Investment securities were $15.3 million as of December 31, 2004 compared to $14.5 million as of December 31, 2003. At December 31, 2004 and 2003, all of our investment securities were classified available for sale. During 2004, $6.6 million in available for sale securities were purchased as compared to $7.4 million in purchases of available for sale securities in 2003. Maturities and calls of investment securities and principal payments received from mortgage-backed securities totaled $3.4 million in 2004 and $4.7 million in 2003. Proceeds from the sale of available for sale securities totaled $2.2 million, with gross gains on these sales of $24,227 and gross losses of $2,752. Proceeds from the sale of available for sale securities in 2003 totaled $1.9 million, with gross gains on the sales of $48,301 and no gross losses. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The gross unrealized gain on available for sale securities was $74,569 at December 31, 2004 compared to $174,512 at December 31, 2003. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

     The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation, the FHLB, the Federal Farm Credit Bank , the Government National Mortgage Association , Small Business Administration and the Federal National Mortgage Association; bank-qualified, investment-grade state, county and municipal bonds; and corporate debt securities. Our investment policy prohibits us from investing in state, county and municipal bonds rated Baa or lower by Moody's or BBB by S&P. Mortgage-backed issues comprised 32% of the portfolio at December 31, 2004 and 35% at December 31, 2003. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2004:


                                                Schedule VIII
                                Maturities of Securities at December 31, 2004

                                                                       Due After One Year     Due After Five Years
($ in thousands)                              Due in One Year or Less     Through Five Years    Through Ten Years
Securities available for sale:                   Amount      Yield      Amount        Yield      Amount     Yield
                                              -------------------------------------------------------------------

U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies       $   -                 $  3,408       3.74%   $    614      3.92%
Mortgage-Backed and Related Securities              5       7.49%          269       5.45%      1,227      4.16%
Obligations of State and Political Subdivisions     -                      264       5.28%      1,207      4.46%
Corporate Debt Securities                           -                                               -
                                              --------------------------------------------------------------------
Total Debt Securities                          $    5       7.49%     $  3,941       3.96%   $  3,049      4.19%
                                              ====================================================================
($ in thousands)                                Due After Ten Years         Total
Securities available for sale:                   Amount      Yield      Amount    Yield
                                              --------------------------------------------
U.S. Treasury Securities and Obligations of     $ 190       2.15%     $ 4,212        3.76%
U.S. Government Corporations and Agencies
Mortgage-Backed and Related Securities          3,248       3.87%       4,749        3.73%
Obligations of State and Political
Subdivisions                                    4,321       3.68%       5,792        3.66%
Corporate Debt Securities                           -
                                              --------------------------------------------
Total Debt Securities                          $7,759       3.64%     $14,753        3.71%
                                              ============================================

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

                                   Schedule IX
                Interest Rate Sensitivity Analysis (in thousands)
                             As of December 31, 2004

                                     Within 3 months     3 months to 1 year    1 to 5 years    After 5 years   Total
                                     ---------------------------------------------------------------------------------
Earning Assets:

Loans                                $ 55,785            $    9,165            $    37,537      $   149      $ 102,636
Investment securities                   1,308                 1,232                  6,119        6,666         15,325
Federal funds sold                   ---------------------------------------------------------------------------------
Total earning assets                   57,093                10,397                 43,656        6,815        117,961
                                     ---------------------------------------------------------------------------------
Interest Bearing Liabilities:
Interest bearing deposits              53,340                20,471                 19,030            -         92,841
FHLB advances                           4,200                                        5,500            -          9,700
Federal Funds Purchased                   375                                                                      375
Other Borrowings                          593                                                                      593
                                   -----------------------------------------------------------------------------------
Total interest bearing liabilities     58,508               20,471                  24,530            -        103,509
Repricing Gap                          (1,415)             (10,074)                 19,126        6,815         14,452
Repricing Gap as a percentage of
earning assets                           -1.2%                -8.5%                   16.2%         5.8%
Cumulative repricing gap               (1,415)             (11,489)                  7,637       14,452
Cumulative repricing gap as a
percentage of earning assets             -1.2%                -9.7%                   6.5%         12.3%

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

     At December 31, 2004, we held $15.3 million in available-for-sale securities. Deposits increased $16.7 million during 2004. We had $3.0 million in available federal funds lines and approximately $3.5 million in potentially available borrowings from the FHLB as of December 31, 2004.

     We utilize various types of other borrowings to help fund balance sheet growth and mitigate our interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2004 we had $9.7 million in outstanding advances with the FHLB. We had $500,000 in fixed rate advances which offer fixed interest rates on balances that are due at maturity. We had $8.0 million in Convertible Fixed Rate Advances, which we refer to as "CFR," outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB's option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances. We also maintain a Cash Management Advance, which we refer to as "CMA," with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $6.0 million and expires annually. As of December 31, 2004 we had $1.2 million outstanding under our CMA line of credit.

     We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2004, we had $353,000 in repurchase agreements outstanding.

     At December 31, 2004, we had qualifying capital of $10.3 million, or 10.1% of total risk-based assets as compared to $9.3 million, or 11.1% at December 31, 2003. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

     The footnotes to the audited financial statements enclosed contain further discussion of regulatory capital requirements. For further information, please refer to Note 13 of those audited financial statements.

Impact of New Accounting Standards

Derivative Instruments and Hedging Activities
---------------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities". This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Management does not expect this statement to have any significant impact on the Company's financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
--------------------------------------------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In December 2003, the FASB issued revised Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary, which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation is effective for the Company in the first fiscal year or interim period ending after December 15, 2004. The Company does not presently have any related entities considered to be variable interest entities and this Standard is not expected to have a material effect on the Company's financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
----------------------------------------------------------------------

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

Meaning of Other-Than-Temporary Impairment
------------------------------------------

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" ("Issue 03-1"). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments, and required certain additional financial statement disclosures. The implementation of the "Other-than-Temporary Impairment" component of this consensus has been postponed. The adoption of the guidance contained in this EITF consensus did not have a material effect on the Company's financial statements.


Share-Based Payment
-------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on the Company's financial statements in future periods.

Exchanges of Non-Monetary Assets
--------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment to APB opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe this Statement will have a material effect on the Company's financial statements.

ITEM 7 - FINANCIAL STATEMENTS







                          Index to Financial Statements


Independent Auditor's Report..................................................24

Consolidated Balance Sheets as of December 31, 2004 and 2003..................25

Consolidated Statements of Income for the Years ended
December 31, 2004, 2003 and 2002..............................................26

Consolidated Statements of Comprehensive Income for the
Years ended December 31, 2004, 2003 and 2002..................................27

Consolidated Statements of Changes in Shareholders' Equity
for the Three Years ended December 31, 2004...................................28

Consolidated Statements of Cash Flows for the Years ended
December 31, 2004, 2003 and 2002...........................................29-30

Notes to Financial Statements..............................................31-48

             Report of Independent Registered Public Accounting Firm



Board of Directors
Tennessee Valley Financial Holdings, Inc.
Oak Ridge, Tennessee


We have audited the accompanying consolidated balance sheets of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.

                                      Pugh &Company, P.C.
                                      Certified Public Accountants
                                      Knoxville, Tennessee
                                      January 28, 2005

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                       As of December 31,              2004                        2003
                                                                               ----------------------     -----------------------
                                 ASSETS
Cash and Due From Banks                                                        $           2,369,004      $            2,073,710
Federal Funds Sold                                                                                 0                      71,664
                                                                               ----------------------     -----------------------
   Total Cash and Cash Equivalents                                                         2,369,004                   2,145,374

Investment Securities Available for Sale, at Fair Value                                   15,324,753                  14,502,488
Loans Held for Sale, at Fair Value                                                           859,114                     273,500
Loans, Net                                                                               101,227,259                  85,498,056
Premises and Equipment, Net                                                                4,168,637                   3,713,642
Accrued Interest Receivable                                                                  672,277                     554,840
Deferred Income Tax Benefit                                                                  269,722                     301,960
Prepaid Expenses and Other                                                                    97,981                      73,550
Prepaid Income Taxes                                                                          12,833                           0
Foreclosed Real Estate                                                                       335,000                      20,000
                                                                               ----------------------     -----------------------

TOTAL ASSETS                                                                   $         125,336,580      $          107,083,410
                                                                               ======================     =======================

                         LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                       $          60,297,901      $           47,005,402
  Term                                                                                    44,501,258                  41,112,536
                                                                               ----------------------     -----------------------
   Total Deposits                                                                        104,799,159                  88,117,938

 Securities Sold Under Agreements to Repurchase                                              353,471                     339,308
 Federal Funds Purchased                                                                     375,000                     370,000
 Advances From Federal Home Loan Bank                                                      9,700,000                   8,650,000
 Obligation Under Capital Lease                                                              239,567                     260,957
 Accrued Interest Payable                                                                    354,750                     282,158
 Accrued Income Taxes                                                                              0                     334,383
 Other                                                                                       259,771                     231,410
                                                                               ----------------------     -----------------------
   Total Liabilities                                                                     116,081,718                  98,586,154
                                                                               ----------------------     -----------------------

SHAREHOLDERS' EQUITY
 Common Stock, Par Value $1, Authorized 2,000,000 Shares;
  Issued and Outstanding 533,618 in 2004 and 534,130 in 2003                                 533,618                     534,130
 Capital in Excess of Par Value                                                            6,491,520                   6,487,427
 Retained Earnings                                                                         2,182,746                   1,363,212
                                                                               ----------------------     -----------------------
                                                                                           9,207,884                   8,384,769
 Accumulated Other Comprehensive Income                                                       46,978                     112,487
                                                                               ----------------------     -----------------------
   Total Shareholders' Equity                                                              9,254,862                   8,497,256
                                                                               ----------------------     -----------------------
TOTAL LIABILITIES AND EQUITY                                                   $         125,336,580      $          107,083,410
                                                                               ======================     =======================

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended December 31,          2004                   2003                   2002
                                                                    -----------------     -------------------     -----------------

INTEREST INCOME
 Loans (Including Fees)                                             $      6,317,958      $        5,814,501      $       5,623,920
 Investment Securities                                                       577,820                 574,607               699,255
 Federal Funds Sold                                                           18,121                  21,367                29,398
                                                                    -----------------     -------------------     -----------------
  Total Interest Income                                                    6,913,899               6,410,475             6,352,573
                                                                    -----------------     -------------------     -----------------

INTEREST EXPENSE
 Deposits                                                                  1,622,272               1,745,106             2,279,720
 Advances From Federal Home Loan Bank                                        349,693                 332,763               291,015
 Other                                                                        11,847                   8,204                 2,095
                                                                    -----------------     -------------------     -----------------
  Total Interest Expense                                                   1,983,812               2,086,073             2,572,830
                                                                    -----------------     -------------------     -----------------

NET INTEREST INCOME                                                        4,930,087               4,324,402             3,779,743

PROVISION FOR LOAN LOSSES                                                    228,500                 290,000               485,000
                                                                    -----------------     -------------------     -----------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          4,701,587               4,034,402             3,294,743
                                                                    -----------------     -------------------     -----------------

NONINTEREST INCOME
 Service Charges on Demand Deposits                                          384,269                 345,548               307,648
 Fees on Loans Sold                                                          343,742                 906,092               451,996
 Net Gain on Sales of Investment Securities
  Available for Sale                                                          21,475                  48,301                 3,700
 Other                                                                        76,112                  71,668                60,905
                                                                    -----------------     -------------------     -----------------
  Total Noninterest Income                                                   825,598               1,371,609               824,249
                                                                    -----------------     -------------------     -----------------

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                            1,933,346               1,883,229             1,509,933
 Occupancy Costs                                                             464,455                 378,005               309,884
 Furniture and Equipment Depreciation and Maintenance                        198,343                 160,856               144,519
 Data Processing Fees                                                        290,705                 252,193               234,154
 Office Supplies and Postage                                                 175,985                 187,100               160,225
 Advertising and Promotion                                                   151,599                  94,712               100,567
 Legal and Professional                                                      151,439                  92,015                66,697
 Other                                                                       703,059                 696,118               547,032
                                                                    -----------------     -------------------     -----------------
   Total Noninterest Expense                                               4,068,931               3,744,228             3,073,011
                                                                    -----------------     -------------------     -----------------

INCOME BEFORE INCOME TAXES                                                 1,458,254               1,661,783             1,045,981

INCOME TAXES                                                                 500,522                 583,601               329,340
                                                                    -----------------     -------------------     -----------------

NET INCOME                                                          $        957,732      $        1,078,182      $        716,641
                                                                    =================     ===================     =================

EARNINGS PER SHARE:
 Basic                                                              $           1.80      $             2.02      $           1.34
                                                                    =================     ===================     =================

 Assuming Dilution                                                  $           1.79      $             2.01      $           1.34
                                                                    =================     ===================     =================

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                     For the Years Ended December 31,          2004                2003                2002
                                                                           --------------     ---------------     ---------------
NET INCOME                                                                 $     957,732      $   1,078,182       $      716,641
                                                                           --------------     ---------------     ---------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on Investment Securities Available
 for Sale                                                                       (78,468)           (143,414)            194,413

 Reclassification Adjustment for Net (Gains) Losses Included
 in Net Income                                                                  (21,475)            (48,301)             (3,700)

 Income Taxes Associated With Unrealized Gains/Losses on
    Investment Securities Available for Sale                                      34,434             71,000             (67,723)
                                                                           --------------     ---------------     ---------------

      Other Comprehensive Income (Loss), Net of Tax                             (65,509)           (120,715)            122,990
                                                                           --------------     ---------------     ---------------

COMPREHENSIVE INCOME                                                       $    892,223             957,467       $     839,631

                                                                           ==============     ===============     ===============

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2004

                                                                                                 Accumulated
                                                              Capital in                            Other                Total
                                                 Common        Excess of          Retained      Comprehensive        Shareholders'
                                                 Stock         Par Value          Earnings         Income               Equity
                                              -------------  --------------   -------------  ------------------   ---------------
BALANCES, JANUARY 1, 2002                     $    534,030    $  5,242,917     $   998,344     $     110,212      $    6,885,503

Effect of Share Exchange and
 Conversion of Bank Stock
 to Holding Company Stock                                0       1,243,010      (1,243,010)                0                   0

Common Stock Options Exercised                         100           1,500               0                 0               1,600
 (100 Shares at $16 Per Share)

Net Income                                               0               0         716,641                 0             716,641

Other Comprehensive Income                               0               0               0           122,990             122,990
                                              -------------  --------------   -------------  ------------------  ----------------

BALANCES, DECEMBER 31, 2002                        534,130       6,487,427         471,975           233,202           7,726,734

Net Income                                               0               0       1,078,182                 0           1,078,182

Other Comprehensive Loss                                 0               0               0          (120,715)           (120,715)

Cash Dividends Paid                                      0               0        (186,945)                0            (186,945)
                                              -------------  --------------   -------------  ------------------  ----------------

BALANCES, DECEMBER 31, 2003                        534,130       6,487,427       1,363,212           112,487           8,497,256

Net Income                                               0               0         957,732                 0             957,732

Other Comprehensive Loss                                 0               0               0           (65,509)            (65,509)

Cash Dividends Paid                                      0               0         (83,917)                0             (83,917)

Stock Dividends Issued through
   Dividend Reinvestment Plan                        2,088          52,193         (54,281)                0                   0

Purchase and Retirement of
   2,600 Shares of Common Stock                    (2,600)         (48,100)              0                 0             (50,700)
                                              -------------  --------------   -------------  ------------------  ----------------

BALANCES, DECEMBER 31, 2004                   $   533,618    $   6,491,520    $  2,182,746    $       46,978      $    9,254,862
                                              =============  ==============   =============  ==================  ================

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                  For the Years Ended December 31,           2004                2003                 2002
                                                                        ----------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                             $       957,732     $    1,078,182       $      716,641
                                                                        ----------------    ----------------     ----------------
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                                    228,500            290,000              485,000
   Depreciation                                                                 214,774            166,747              158,357
   Loss on Sales of Premises and Equipment                                            0                  0                  999
   Deferred Income Taxes (Benefit)                                               66,672            (63,946)             (66,126)
   Increase (Decrease) in Unearned Loan Fees                                      8,021             43,995               (5,034)
   Net Amortization of Premiums and Discounts on
Investment          Securities                                                   79,111             92,274               56,696
   FHLB Stock Dividends                                                        (22,500)            (21,100)             (19,800)
   Net Gain on Sales of Investment Securities Available for Sale               (21,475)            (48,301)              (3,700)
   Fees on Loans Sold                                                         (343,742)           (906,092)            (430,000)
   Gain on Sales of Foreclosed Real Estate                                     (12,585)                  0                 (188)
   (Increase) Decrease in Accrued Interest Receivable                         (117,437)             13,510              (24,180)
   (Increase) Decrease in Prepaid Expenses and Other                           (24,431)             32,455              (50,202)
   Increase in Prepaid Income Taxes                                            (12,833)                  0                    0
   Increase (Decrease) in Accrued Interest Payable                               72,592            (64,837)             (60,063)
   Increase (Decrease) in Accrued Income Taxes                                (334,383)            275,562              (20,764)
   Increase in Other Liabilities                                                 28,361             20,875                7,192
                                                                        ----------------    ----------------     ----------------
      Total Adjustments                                                       (191,355)           (168,858)              28,187
                                                                        ----------------    ----------------     ----------------
         Net Cash Provided by Operating Activities                              766,377            909,324              744,828
                                                                        ----------------    ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES Investment Securities Available for Sale:
  Sales                                                                       2,157,170          1,895,626            2,211,658
  Purchases                                                                 (6,556,012)         (7,441,296)          (5,742,169)
  Maturities                                                                  1,957,000          2,030,000            1,880,000
  Principal Repayments Received                                               1,484,498          2,651,827            2,072,676
 Net Increase in Loans                                                     (16,385,724)         (4,646,111)         (14,577,962)
 New Loans Originated for Sale                                             (21,640,693)        (58,237,823)         (28,401,750)
 Proceeds From Sales of Loans                                                21,398,821         64,812,765           25,503,150
 Purchases of Premises and Equipment                                          (594,769)           (238,360)             (66,468)
 Proceeds From Sales of Foreclosed Real Estate                                   42,585                  0                7,241
                                                                        ----------------    ----------------     ----------------
        Net Cash Provided by (Used in) Investing Activities                (18,137,124)            826,628          (17,113,624)
                                                                        ----------------    ----------------     ----------------

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                  For the Years Ended December 31,           2004                 2003                2002
                                                                        ----------------     ---------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                                         16,681,221         (3,343,407)          15,630,035
 Net Increase in Securities Sold Under Agreements
to                       Repurchase                                              14,163             56,910              282,398
 Net Increase in Federal Funds Purchased                                          5,000            370,000                    0
 Net Increase in Advances From Federal Home Loan Bank                         1,050,000          1,379,300              515,700
 Decrease in Obligation Under Capital Lease                                    (21,390)            (12,147)                   0
 Cash Dividends Paid                                                           (83,917)           (186,945)                   0
 Proceeds From Issuance of Common Stock                                              0                   0                1,600
 Purchase and Retirement of Common Stock                                       (50,700)                  0                    0
                                                                        ----------------     ---------------     ----------------
     Net Cash Provided by (Used in) Financing Activities                     17,594,377         (1,736,289)          16,429,733
                                                                        ----------------     ---------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                223,630               (337)              60,937

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,145,374          2,145,711            2,084,774
                                                                        ----------------     ---------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     2,369,004      $   2,145,374       $    2,145,711
                                                                        ================     ===============     ================

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                              $     1,911,220      $   2,150,910       $    2,632,893
  Income Taxes                                                          $       781,066      $     370,251       $      415,495

Supplementary Disclosures of Noncash Investing and
 Financing Activities:
  Acquisition of Foreclosed Real Estate                                 $       420,000      $      20,000       $       48,312
  Conversion of Foreclosed Real Estate to Premises
and                    Equipment                                        $        75,000      $           0       $            0
  Sales of Foreclosed Real Estate by Origination of
Mortgage             Loans                                              $             0      $           0       $       41,259
   Building Acquired Through Capital Lease                              $             0      $    (273,104)      $            0
   Issuance of Common Stock through Dividend
Reinvestment           Plan                                             $        54,281      $           0       $            0
  Change in Unrealized Gain/Loss on Investment Securities
     Available for Sale                                                 $       (99,943)     $    (191,715)      $      190,713
  Change in Deferred Taxes Associated With Unrealized
     Gain/Loss on Investment Securities Available for Sale              $       (34,434)     $     (71,000)      $       67,723
  Change in Net Unrealized Gain/Loss on Investment Securities
     Available for Sale                                                 $       (65,509)     $     (120,715)     $      122,990

                    TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003, and 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 consolidated financial statements.

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

Cash and Due From Banks - Cash and due from banks includes balances in four correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $121,000 as of December 31, 2004 ($73,000 in 2003).

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

Loans Held for Sale - Loans held for sale are stated at fair value, which approximates book value as of December 31, 2004 and 2003.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and other book income versus taxable income reporting differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 11 for additional information.

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

Earnings Per Share - Earnings per share is based on the following for the years ended December 31:

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                         Less Than 12 Months              12 Months or Greater                     Total
                                     -----------------------------     ----------------------------    -----------------------------
                                                         Gross                            Gross                             Gross
                                                      Unrealized                       Unrealized                        Unrealized
                                      Fair Value        Losses         Fair Value        Losses         Fair Value         Losses
                                    -------------    ------------     ------------    ------------    --------------    ------------

As of December 31, 2004:
Obligations of U.S.
  Government Corporations
    and Agencies                    $   2,036,428    $   (38,218)     $          0    $         0     $    2,036,428    $   (38,218)
Mortgage-Backed Securities              2,018,436        (13,939)          703,473         (4,410)         2,721,909        (18,349)
Obligations of States and
  Political Subdivisions                1,627,948        (27,915)        1,163,890        (28,024)         2,791,838        (55,939)
                                    -------------    ------------     ------------    ------------    --------------    ------------
      Total Temporarily
        Impaired Securities         $   5,682,812    $   (80,072)     $  1,867,363    $   (32,434)    $    7,550,175    $  (112,506)
                                    =============    ============     ============    ============    ==============    ============

As of December 31, 2003:
Obligations of U.S.
  Government Corporations
    and Agencies                    $   1,184,690    $   (21,159)     $          0    $         0     $    1,184,690    $   (21,159)
Mortgage-Backed Securities              1,716,664        (20,617)                0              0          1,716,664        (20,617)
Obligations of States and
  Political Subdivisions                1,572,585        (39,917)                0              0          1,572,585        (39,917)
                                    -------------    ------------     ------------    ------------    --------------    ------------
      Total Temporarily
        Impaired Securities         $   4,473,939    $   (81,693)     $          0    $         0     $    4,473,939    $   (81,693)
                                    =============    ============     ============    ============    ==============    ============

The amortized cost and estimated fair value of debt securities as of December 31, 2004, by contractual maturity, are as follows:

                                                   Available for Sale
                                           -----------------------------------
                                             Amortized            Estimated
                                                Cost              Fair Value
                                           ----------------    ---------------
Due in One Year or Less                    $           0       $            0
Due After One Year Through Five Years          3,639,986            3,671,771
Due After Five Years Through Ten Years         1,784,858            1,820,452
Due After Ten Years                            4,533,591            4,511,212
                                           ----------------    --------------
                                               9,958,435           10,003,435
Mortgage-Backed and Related Securities         4,720,050            4,749,618
                                           ----------------    --------------
                                           $  14,678,485       $   14,753,053
                                           ================    ==============

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investment securities classified as available for sale totaled $2,157,170 during the year ended December 31, 2004 ($1,895,626 in 2003 and $2,211,658 in 2002). Gross gains of $24,227 ($48,301 in 2003 and $8,856 in
2002) and gross losses of $2,752 ($0 in 2003 and $5,156 in 2002) were realized by the Bank during the year ended December 31, 2004.

Investments with a total estimated fair value (which approximates book value) of approximately $7,137,000 as of December 31, 2004 ($6,813,000 in 2003) were pledged to secure deposits of public and private funds.

The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2004 and 2003.


                                         Less Than 12 Months              12 Months or Greater                     Total
                                   -----------------------------     ----------------------------    ------------------------------
                                                         Gross                            Gross                             Gross
                                                      Unrealized                       Unrealized                        Unrealized
                                      Fair Value        Losses         Fair Value        Losses         Fair Value         Losses
                                   -------------   -------------     ------------    ------------    --------------    ------------

As of December 31, 2004:
Obligations of U.S.
  Government Corporations
    and Agencies                   $   2,036,428   $    (38,218)     $         0     $         0     $   2,036,428     $    (38,218)
Mortgage-Backed Securities             2,018,436        (13,939)          703,473         (4,410)        2,721,909          (18,349)
Obligations of States and
  Political Subdivisions               1,627,948        (27,915)        1,163,890        (28,024)        2,791,838          (55,939)
                                   -------------   ------------      ------------    ------------    --------------    ------------
      Total Temporarily
        Impaired Securities       $    5,682,812   $    (80,072)     $  1,867,363    $   (32,434)    $   7,550,175     $   (112,506)
                                   =============    ============     ============    ============    ==============    ============
As of December 31, 2003:
Obligations of U.S.
  Government Corporations
    and Agencies                  $    1,184,690   $    (21,159)     $          0    $         0     $   1,184,690     $    (21,159)
Mortgage-Backed Securities             1,716,664        (20,617)                0              0         1,716,664          (20,617)
Obligations of States and
  Political Subdivisions               1,572,585        (39,917)                0              0         1,572,585          (39,917)
                                   -------------   -------------     ------------    ------------    --------------    ------------
      Total Temporarily
        Impaired Securities       $    4,473,939   $     (81,693)    $         0     $         0         4,473,939     $    (81,693)
                                   =============   =============     ============    ============    ==============    ============



Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the twenty-three debt securities with unrealized losses have depreciated 1.5% from the Company's amortized cost basis. These securities are guaranteed by either the U.S. Government corporations and agencies or other local governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, and Roane County areas. A summary of loans as of December 31, 2004 and 2003 is as follows:



                                                       2004           2003
                                                 -------------   ------------
Loans Secured by Real Estate:
  Commercial Properties                          $ 14,419,438    $15,458,130
  Construction and Land Development                23,551,923     12,362,854
  Residential and Other Properties                 38,319,677     38,668,918
                                                 ------------    -----------
    Total Loans Secured by Real Estate             76,291,038     66,489,902

Commercial and Industrial Loans                    14,778,556     11,439,618
Consumer Loans and Other                           11,565,940      8,981,386
                                                 ------------    -----------
                                                  102,635,534     86,910,906
Less:  Allowance for Loan Losses                   (1,270,869)    (1,283,465)
       Unearned Loan Fees                            (137,406)      (129,385)
                                                 ------------    -----------
                                                 $101,227,259    $85,498,056

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business. These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded. Outstanding letters of credit were approximately $707,000 as of December 31, 2004 ($585,000 as of December 31, 2003). Unadvanced lines of credit and commitments to extend credit were approximately $26,943,000 as of December 31, 2004 ($27,969,000 as of December 31, 2003). Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2004, approximately $21,391,000 were secured, primarily by real estate ($22,632,000 in 2003).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

                                                    2004             2003
                                               -------------   ---------------
Loans at Beginning of Year                        $1,116,837     $     528,779
  Disbursements                                      867,634         1,508,079
  Repayments                                        (500,390)         (920,021)
                                               -------------   ----------------
Loans at End of Year                              $1,484,081     $   1,116,837

The transactions in the allowance for loan losses are as follows:

The Bank had approximately $161,000 in 2004 ($21,000 in 2003) of loans past due ninety days or more and still accruing interest, and approximately $546,000 in loans on which the accrual of interest had been discontinued as of December 31, 2004 ($962,000 in 2003).

As of December 31, 2004, the Bank had approximately $791,000 in loans specifically classified as impaired ($1,516,000 in 2003). The allowance for loan losses related to impaired loans amounted to approximately $173,000 as of December 31, 2004 ($338,000 in 2003).

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                  2004                 2003
                                           ----------------    -----------------
Land                                       $     1,198,326     $     1,148,074
Buildings                                        2,294,416           1,984,582
Leasehold Improvements                             487,140               6,894
Furniture, Fixtures, and Equipment               1,074,580             882,038
Construction in Progress                             4,880             375,337
                                           ----------------    -----------------
                                                 5,059,342           4,396,925
Less Accumulated Depreciation                     (890,705)           (683,283)
                                           ----------------    -----------------
                                           $     4,168,637     $     3,713,642
                                           ================    =================

Included in Buildings above is $273,104 for the capitalized cost of a lease for a branch building that is an asset under capital lease (see Note 15). In addition, leasehold improvements related to this branch totaled $487,140. Depreciation expense related to these assets was $27,859 in 2004 ($0 in 2003).


NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:


                                             2004                 2003
                                       ----------------    -----------------
Investment Securities                  $     132,354       $      147,946
Loans                                        539,923              406,894
                                       ----------------    -----------------
                                       $     672,277       $      554,840
                                       ================    =================

NOTE 7 - DEPOSITS

A summary of deposits is as follows:

                                               2004                 2003
                                       ----------------    -----------------
Demand Deposits:
 Noninterest-Bearing Accounts          $     11,957,336    $       7,814,857
 NOW and MMDA Accounts                       44,966,262           36,048,879
 Savings Accounts                             3,374,303            3,141,666
                                       ----------------    -----------------
  Total Demand Deposits                      60,297,901           47,005,402
                                       ----------------    -----------------

Term Deposits:
 Less Than $100,000                          29,878,912           26,317,023
 $100,000 or More                            14,622,346           14,795,513
                                       ----------------    -----------------
  Total Term Deposits                        44,501,258           41,112,536
                                       ----------------    -----------------
                                       $    104,799,159    $      88,117,938
                                       ================    =================

As of December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

           2005                                 $    25,434,442
           2006                                       7,375,398
           2007                                      10,865,574
           2008                                         483,903
           2009 and Thereafter                          341,941
                                               ----------------
                                               $     44,501,258
                                               ================
NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to selected depositors. The balances as of December 31, 2004 and 2003 were $353,471 and $339,308, respectively.

Securities sold under agreements to repurchase averaged approximately $319,000 and $263,000 during 2004 and 2003, respectively. The maximum amount outstanding at any month-end during 2004 and 2003 was approximately $354,000 and $339,000, respectively.

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

The following table is a maturity schedule of advances from Federal Home Loan Bank ("FHLB") as of December 31, 2004:

                                                                                                            Amount
      Date of Advance                                  Next Call/                   Final                Outstanding
                             Interest Rate           Prepayment Date            Maturity Date            at 12/31/04
      ----------------     ------------------     ----------------------    ----------------------     -----------------

          9/21/00                6.22%                   3/22/05                   9/22/10             $      1,000,000
         12/27/00                5.00%                   3/21/05                  12/27/10                    1,000,000
          8/10/01                5.09%                   8/10/06                   8/10/11                    1,000,000
          8/15/01                3.60%                   2/9/06                    8/15/11                    1,000,000
          6/21/02                4.82%                    None                     6/21/07                      500,000
          8/30/02                3.65%                   8/30/07                   8/30/12                    2,000,000
          4/25/03                2.41%                   4/25/06                   4/25/13                    2,000,000
         12/22/04                2.38%                    Daily                    1/3/05                     1,200,000
                                                                                                       -----------------
                                                                                                       $      9,700,000
                                                                                                       =================

Interest expense associated with the advances from the FHLB totaled $349,693 for the year ended December 31, 2004 ($332,763 in 2003 and $291,015 in 2002).
Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank's FHLB stock and certain first mortgage loans. The Bank has a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $8,000,000 expiring in April 2005.

NOTE 10 - INTEREST EXPENSE

A summary of interest expense is as follows:

                                                                            2004                 2003                 2002
                                                                      ----------------     ----------------    -----------------
NOW and MMDA Accounts                                                 $       389,528      $       377,271     $        447,195
Savings Accounts                                                               15,035               17,924               20,277
Term Deposits                                                               1,217,709            1,349,911            1,812,385
FHLB Advances and Repurchase Agreements                                       353,024              335,670              292,973
Capital Lease Obligation                                                        8,516                5,297                    0
                                                                      ----------------     ----------------    -----------------
 Total Interest Expense                                           $         1,983,812  $         2,086,073  $         2,572,830
                                                                      ================     ================    =================

NOTE 11 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

                                                 2004                            2003                             2002
                                     -----------------------------    ----------------------------     ----------------------------

                                                       Percent                          Percent                          Percent
                                                         of                              of                               of
                                                        Pretax                          Pretax                           Pretax
                                       Amount           Income          Amount          Income           Amount          Income
                                     ------------    -------------    ------------    ------------     ------------    ------------

Federal Income Tax at
 Statutory Rate                      $   495,806            34.0%     $   565,006           34.0%      $   355,634          34.0 %
Tax Exempt Interest
 and Dividends                           (67,714)           (4.6)         (59,328)          (3.6)          (53,816)         (5.1)
State Income Tax and
 Other, Net                               72,430             4.9           77,923            4.7            27,522           2.6
                                    ------------     -------------    ------------    ------------     ------------    -----------
                                    $    500,522            34.3%     $   583,601           35.1%      $   329,340          31.5%
                                    ============     =============    ============    ============     ============    ===========
Income Taxes Consist of:

Current                             $    433,850                      $   647,547                      $   395,466
Deferred Benefit                          66,672                          (63,946)                         (66,126)
                                    ------------                      ------------                     ------------
                                    $    500,522                      $   583,601                      $   329,340
                                    ============                      ============                     ============

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

                                                  2004                 2003
                                           ----------------    -----------------
Deferred Tax Assets:
 Allowance for Loan Losses                 $      449,577      $       458,432
 Deferred Loan Fees                                55,649               52,401
 Conversion to Cash Basis                           7,261               14,522
 Organizational Costs                               8,721               13,141
 Prepaid Items                                      1,491                2,896
                                          ----------------    -----------------
  Total Deferred Tax Assets                       522,699              541,392
                                          ----------------    -----------------

Deferred Tax Liabilities:
 Depreciation                                     146,092              105,338
 FHLB Stock Dividends                              51,557               42,444
 Discount Accretion                                 9,986                8,110
 Unrealized Holding Gains on
   Investment Securities Available for Sale        27,590               62,267
 State Tax                                         17,752               21,273
                                          ----------------    -----------------
  Total Deferred Tax Liabilities                  252,977              239,432
                                          ----------------    -----------------
   Net Deferred Tax Assets                $       269,722     $        301,960
                                          ================    =================

NOTE 12 - PROFIT SHARING PLAN

Contributions to the profit sharing plan, determined annually at the discretion of the Bank's board of directors, were $16,094, $28,749, and $23,729 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

                                                                                                               To Be Well
                                                                                 To Comply With             Capitalized Under
                                                                                Minimum Capital             Prompt Corrective
                                                         Actual                   Requirements              Action Provisions
                                                 ------------------------    -----------------------     -----------------------
                                                    Amount         Ratio        Amount        Ratio         Amount         Ratio
                                                 ----------    ----------    ----------     --------     ----------    ----------
As of December 31, 2004:
Total Capital
 (to Risk-Weighted Assets)                       $  10,331         10.1%     $   8,163         8.0%      $  10,204         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                       $   9,060          8.9%     $   4,082         4.0%      $   6,122          6.0%
Tier I Capital
 (to Average Assets)                             $   9,060          7.4%     $   6,145         5.0%      $   6,145          5.0%

As of December 31, 2003:
Total Capital
 (to Risk-Weighted Assets)                       $   9,321         11.1%     $   6,724         8.0%      $   8,405         10.0%
Tier I Capital
 (to Risk-Weighted Assets)                       $   8,268          9.8%     $   3,362         4.0%      $   5,043          6.0%
Tier I Capital
 (to Average Assets)                             $   8,268          7.7%     $   5,357         5.0%      $   5,357          5.0%

NOTE 14 - KEY EMPLOYEES STOCK OPTION PLANS

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company's common stock on the date the option is granted. The board of directors has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 14,600 options at an exercise price of $16 per share, which was equal to the fair value of the stock on the date the options were granted. The options vested over a four-year period. In 2002, options for 100 shares were exercised (none exercised in other years). In 2004, the board of directors awarded 1,000 options at an exercise price of $19.50 per share, which was equal to the fair value of the stock on the date the options were granted. These options also vest over a four-year period.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of the Company's common stock on the date the option is granted. The board of directors has limited the number of options that can be issued under this plan to the lesser of 20% of the shares outstanding or 213,612 shares of common stock for issuance during the term of the plan. The board of directors has not awarded any options under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Years Ended December 31,
                           ----------------------------------------------------
                              2004                2003               2002
                           ------------     --------------       --------------
Dividend Yield                1.35%                N/A                   1.37%
Expected Life               9 years                N/A                  6 years
Expected Volatility          10.00%                N/A                    10%
Risk-Free Interest Rate       3.90%                N/A                   5.2%

A summary of the status of the Company's stock option plans is presented below:

                                              2004                            2003                             2002
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------

Outstanding at
 Beginning of Year                      14,500     $    16.00           14,500     $     16.00         14,600       $     16.00
Granted                                  1,000          19.50                0                              0
Exercised                                    0                               0                           (100)            16.00
Forfeited                                    0                               0                              0
                                   ------------                   -------------                    ------------
Outstanding at                          15,500     $    16.22           14,500     $     16.00         14,500       $     16.00
 End of Year                       ============                   =============                    ============

Options Exercisable                     14,750     $    16.06           14,500     $     16.00         14,500       $     16.00
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                         $4.03                             N/A                             N/A


Information pertaining to options outstanding at December 31, 2004 is as follows:

                                                       Options Outstanding                             Options Exercisable
                                       -----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average           Weighted                             Weighted
                                                              Remaining           Average                             Average
             Range of                       Number           Contractual         Exercise           Number            Exercise
         Exercise Prices                 Outstanding             Life              Price         Exercisable           Price
-----------------------------------    -----------------    ---------------     ------------    ---------------     -------------
         $16.00 - $19.50                    15,500            4.67 years        $     16.22            14,750        $      16.06

NOTE 15 - LEASE COMMITMENTS

The Bank leases certain office facilities and office equipment. On June 1, 2003, the Bank began leasing a branch building that has been classified as a capital lease for financial accounting purposes. This lease is for an initial ten year period with additional renewal options and purchase options.

On March 15, 2004, the Bank leased property in Knoxville, Tennessee on which a branch building will be constructed. This lease has been classified as an operating lease for financial accounting purposes. The initial term of the lease is for twenty years with four renewal option periods of five years. The bank has other leases which are classified as operating leases and provide for monthly lease payments over 12 to 180 months. Total lease expense under noncancellable operating leases for the years ended December 31, 2004, 2003, and 2002 totaled $66,851, $53,701, and $35,905.

The following is a schedule by years of future minimum rental payments required under all noncancellable operating and capital leases as of December 31, 2004:

                                Capital         Operating
                                Lease            Leases              Total
                         ---------------     ---------------    ----------------
 2005                     $      29,906      $     82,250       $     112,156
 2006                            29,906            82,250             112,156
 2007                            29,906            81,624             111,530
 2008                            33,406            78,494             111,900
 2009                            35,906            78,494             114,400
 Thereafter                     122,679           739,154             861,833
                         ---------------     ---------------    ----------------
 Total minimum lease payments   281,709      $  1,142,266       $   1,423,975
                                             ===============    ================
 Less amount representing
 interest                        42,052
                         --------------
Present value of minimum
lease payments           $      239,657
                         ===============

NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2004, the Bank had concentrations of loans secured by commercial properties and residential and other properties. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate collateral loan-to-value ratios.

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2004 and 2003, the amounts that will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Obligation Under Capital Lease - For 2004, the book value approximates fair value since interest rates have not changed significantly since this obligation was incurred.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2004 and 2003.

The recorded book value and estimated fair value of the Bank's financial instruments as of December 31, 2004 and 2003 are as follows:

                                                                          2004                                 2003
                                                            ---------------------------------    ---------------------------------
                                                              Recorded          Estimated          Recorded           Estimated
                                                             Book Value         Fair Value        Book Value         Fair Value
                                                            --------------    ---------------    --------------     --------------
FINANCIAL ASSETS:
Cash and Cash Equivalents                                   $   2,369,004     $    2,369,004     $   2,145,374      $   2,145,374
Investment Securities                                       $  15,324,753     $   15,324,753     $  14,502,488      $  14,502,488
Loans Held for Sale                                         $     859,114     $      859,114     $     273,500      $     273,500
Net Loans                                                   $ 101,227,259     $  103,279,160     $  85,498,056      $  85,381,695

FINANCIAL LIABILITIES:
Deposits                                                    $ 104,799,159     $  104,962,777     $  88,117,938      $  88,575,464
Securities Sold Under Agreements to Repurchase              $     353,471     $      353,471     $     339,308      $     339,308
Federal Funds Purchased                                     $     375,000     $      375,000     $     370,000      $     370,000
Advances From Federal Home Loan Bank                        $   9,700,000     $    9,967,804     $   8,650,000      $   8,522,981
Obligation Under Capital Lease                              $     239,567     $      239,567     $     260,957      $     260,957

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

                             CONDENSED BALANCE SHEET

                                                               As of December 31,            2004                  2003
                                                                                      -------------------    ------------------

 Assets:
 Cash in Bank                                                                         $           91,236     $          59,783
 Prepaid and Deferred Income Taxes                                                                27,742                46,101
 Investment in Common Stock of TNBank                                                          9,088,906             8,278,885
                                                                                      -------------------    ------------------
Total Assets                                                                          $        9,207,884     $       8,384,769
                                                                                      ===================    ------------------

Liabilities                                                                           $                0     $               0
                                                                                      -------------------    ------------------

Shareholders' Equity:
 Common Stock                                                                                    533,618               534,130
 Capital in Excess of Par Value                                                                6,491,520             6,487,427
 Retained Earnings                                                                             2,182,746             1,363,212
                                                                                      -------------------    ------------------
   Total Shareholders' Equity                                                                  9,207,884             8,384,769
                                                                                      -------------------    ------------------
 Total Liabilities and Shareholders' Equity                                           $        9,207,884     $       8,384,769
                                                                                      ===================    ==================

                         CONDENSED STATEMENTS OF INCOME

                                                 For the Years Ended December 31,           2004                   2003
                                                                                      ------------------    -------------------

Income - Dividends From TNBank                                                        $         174,698     $          291,000
Operating Expenses                                                                               42,608                 47,759
                                                                                      ------------------    -------------------
Income Before Income Tax Benefit and Equity in                                                  132,090
 Undistributed Net Income of TNBank                                                                                    243,241
Income Tax Benefit                                                                               15,621                 18,284
Equity in Undistributed Net Income of TNBank                                                    810,021                816,657
                                                                                      ------------------    -------------------
Net Income                                                                            $         957,732     $        1,078,182
                                                                                      ==================    ===================


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the Years Ended December 31,           2004                  2003
                                                                                      ------------------    ------------------
Cash Flows From Operating Activities:
 Net Income                                                                           $         957,732     $      1,078,182
                                                                                      ------------------    ------------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Equity in Undistributed Net Income of TNBank                                                (810,021)            (816,657)
   (Increase) Decrease in Prepaid and Deferred Income Taxes                                      18,359             (18,019)
                                                                                      ------------------    ------------------
    Total Adjustments                                                                          (791,662)            (834,676)
                                                                                      ------------------    ------------------
     Net Cash Provided by Operating Activities                                                  166,070              243,506
                                                                                      ------------------    ------------------
Cash Flows From Financing Activities:
 Purchase and Retirement of Common Stock                                                        (50,700)                   0
 Cash Dividends Paid                                                                            (83,917)            (186,945)
                                                                                      ------------------    ------------------
     Net Cash Provided by (Used in) Financing Activities                                       (134,617)            (186,945)
                                                                                      ------------------    ------------------
Net Increase in Cash and Cash Equivalents                                                        31,453               56,561
Cash and Cash Equivalents, Beginning of Period                                                   59,783                3,222
                                                                                      ------------------    ------------------
 Cash and Cash Equivalents, End of Period                                             $          91,236     $         59,783
                                                                                      ==================    ==================
 Supplementary Disclosure of Noncash Financing Activities:
    Issuance of Common Stock through Dividend Reinvestment Plan                       $          54,281     $              0

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Vice President have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the last day of the period covered by this annual report. Based on that evaluation, the President and Chief Executive Officer and the Vice President have concluded that our disclosure controls and procedures are effective.

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


                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Audit Committee Financial Expert

     We do not currently have an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission, serving on our Audit Committee. We believe that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

     We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Jason Wilkinson, Vice President, TnBank, 401 S. Illinois Avenue, Oak Ridge TN 37830.

     The remainder of this item is incorporated by reference to the sections entitled "Management of the Company" and "Beneficial Ownership Reporting Compliance" of our 2005 Proxy Statement.

ITEM 10 - EXECUTIVE COMPENSATION

     This item is incorporated by reference to the sections entitled "Executive Compensation," "Stock Options" and "Directors' Compensation" of our 2005 Proxy Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference to the section entitled "Information Regarding Certain Beneficial Owners" of our 2005 Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our 2005 Proxy Statement.

ITEM 13 - EXHIBITS

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

31.2 Certification of Jason Wilkinson, Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Jason Wilkinson, Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ----------------------

          * Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


     This item is incorporated by reference to the section entitled "Principal Accountant Fees and Services" in our 2005 Proxy Statement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tennessee Valley Financial Holdings, Inc.



                                   By: /s/ Thomas E. Tuck
                                       ----------------------
                                       Thomas E. Tuck
                                       President and CEO
                                       Date:  March 28, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jason Wilkinson                     /s/ Thomas E. Tuck
--------------------------------------------------------------------------------
Jason Wilkinson                             Thomas E. Tuck
Vice President                              President and Chief
Date:  March 28, 2005                       Executive Officer, Director
                                            Date:  March 28, 2005


/s/ Victor Dodson                      /s/ J. Michael Anderson
--------------------------------------------------------------------------------
Victor Dodson                              J. Michael Anderson
Director                                   Director
Date:  March 28, 2005                      Date:  March 28, 2005


/s/ J. Frank Jamison                   /s/ A. P. Cappiello
--------------------------------------------------------------------------------
J. Frank Jamison                           A.P. Cappiello
Director                                   Director
Date:  March 28, 2005                      Date:  March 28, 2005


/s/ Larry Beeman                       /s/ Terry L. Kerbs
--------------------------------------------------------------------------------
Larry Beeman                               Terry L. Kerbs

Director                                   Director
Date:  March 28, 2005                      Date:  March 28, 2005


/s/ Thomas D. Moye, Jr.                /s/ William Robert Witt
--------------------------------------------------------------------------------
Dr. Thomas D. Moye, Jr.                    William Robert Witt
Director                                   Director
Date: March 28,2005                        Date: March 28, 2005