Form 10QSB
period 2005-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2005-05-16
CIK 1175158

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005

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


                                    Tennessee
         (State or other jurisdiction of incorporation or organization)
                 401 South Illinois Avenue, Oak Ridge, Tennessee
                     (Address of principal executive office)


     45-0471419                                          37830
------------------------                            -------------------
(I.R.S. Employer                                      (Zip Code)
Identification  No.)

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

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 533,618 on May 12, 2005.

                                   FORM 10-QSB
                                      Index
                                                                          Page
                                                                         Number
                                                                       ---------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheet as of March 31, 2005
          and December 31, 2004................................................3

          Condensed  Consolidated Statement of Income for the three
          months ended March 31, 2005 and 2004.................................4

          Condensed  Consolidated  Statement of Changes in Stockholders'
          Equity for the three months ended March 31, 2005.....................6

          Condensed  Consolidated  Statements of Cash Flows for the
          three months ended March 31, 2005 and 2004...........................7

          Condensed  Consolidated  Statements  of  Comprehensive
          Income for the three months ended March 31, 2005 and 2004............8

          Notes   to   Unaudited   Condensed    Consolidated
          Financial Statements.................................................9

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations...........................................15

     Item 3.  Controls and Procedures.........................................23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................24

     Item 2. Changes in Securities............................................24

     Item 3. Defaults upon Senior Securities..................................24

     Item 4. Submission of Matters to a Vote of  Securities
             Holders..........................................................24

     Item 5. Other Information................................................24

     Item 6. Exhibits and Reports on Form 8-K.................................24

Signature.....................................................................25

                    Tennessee Valley Financial Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)
                                   (Unaudited)

                                                                    March 31, 2005                  December 31, 2004
                                                                      (Unaudited)
                                                    -------------------------------- ---------------------------------

Assets
Cash and due from banks                                      $                3,019             $               2,369

Federal funds sold                                                           10,091
                                                    -------------------------------- ---------------------------------
Cash and cash equivalents                                                    13,110                             2,369

Investment Securities:
Investment Securities available for sale, at Fair
Value                                                                        15,674                            15,325

Loans, net                                                                  103,681                           101,227

Loans Held for Sale, at Fair Value                                              867                               859

Banking premises and equipment, net                                           4,197                             4,169

Accrued interest receivable                                                     667                               672

Other real estate owned                                                         310                               335

Prepaid expenses and other assets                                             1,024                               381
                                                    -------------------------------- ---------------------------------
Total Assets                                                 $              139,530             $             125,337
                                                    ================================ =================================
Liabilities and Stockholders Equity
Deposits                                                     $              118,259             $             104,799

Securities sold under agreements to repurchase                                  365                               353

Other Borrowings                                                              8,784                            10,315

Accrued interest payable                                                        338                               355

Long Term Subordinated Debt                                                   2,062

Other Liabilities                                                               327                               260
                                                    -------------------------------- ---------------------------------
Total Liabilities
                                                                            130,135                           116,082
                                                    -------------------------------- ---------------------------------
Stockholders Equity:
Common Stock, $1.00 Par Value, 2,000,000
shares authorized, 533,618 issued and outstanding                               534                               534
in 2005, 533,618 issued and outstanding in 2004.

Capital in excess of par value                                                6,491                             6,491
Retained Earnings                                                             2,407                             2,183
Accumulated other comprehensive income                                         (37)                                47
                                                    -------------------------------- ---------------------------------
Total Stockholders Equity                                                     9,395                             9,255
                                                    -------------------------------- ---------------------------------
Total Liabilities and Stockholders Equity                    $              139,530             $             125,337
                                                    ================================ =================================


The accompanying notes are an integral part of these financial statements.

                                       3

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (In Thousands except for per share amounts)
                                   (Unaudited)


                                                      For the three months ended
                                                                March 31,
                                                          2005             2004
                                               ---------------- ----------------
Interest Income:
Loans, including fees                             $      1,789     $      1,460

Investment securities                                      136              148

Federal Funds Sold                                          29                0

Other Interest Income                                        6
                                               ---------------- ----------------
Total interest income                                    1,960            1,608
                                               ---------------- ----------------
Interest Expense:

Deposits                                                   558              362
Advances from the Federal Home Loan Bank
and other borrowings                                        95               92
                                               ---------------- ----------------
Total interest expense                                     653              454
                                               ---------------- ----------------
Net interest income                                      1,307            1,154

Provision for loan losses                                   42               21
                                               ---------------- ----------------

Net interest income after provision
  for loan losses                                        1,265            1,133
                                               ---------------- ----------------
Non-interest income

Service charges on deposit accounts                         83               94

Fees on sale of mortgage loans                              75               54

Net gains (losses) on sales of
investment securities available for sale                     1                4

Other income                                                27               21
                                               ---------------- ----------------

Total non-interest income                                  186              173
                                               ---------------- ----------------
Non-interest expense

Salaries and employee benefits                             537              472

Net occupancy expense                                      151              116

Data processing fees                                        78               61

Advertising and promotion                                   33               28

Office supplies and postage                                 26               42

Legal and professional                                      38               42

Loan Expense                                                60               55

Other                                                      181              108
                                               ---------------- ----------------
Total non-interest expense                               1,104              924
                                               ---------------- ----------------

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                              Continued from Page 4
                   (In Thousands except for per share amounts)
                                   (Unaudited)

Income before income tax expense                                      347              382

Income tax expense                                                    123              131
                                                          ---------------- ----------------
Net Income                                                     $      224     $        251
                                                          ================ ================
Basic Earnings per Common Share                                $     0.37     $       0.47
                                                          ================ ================
Diluted Earnings per Common Share                              $     0.37     $       0.47
                                                          ================ ================
Weighted average common shares (Denominator Basic EPS)
                                                                  533,618          532,130

Dilutive effect of stock options                                    5,577            2,603
                                                          ---------------- ----------------
Weighted average common shares and common stock
equivalents (Denominator Diluted EPS)                             539,195          534,733
                                                          ================ ================





















The notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                    For the three months ended March 31, 2005

                                                         Capital in                           Accumulated Other         Total
                                                        Excess of Par                          Comprehensive       Stockholders
                                       Common Stock          Value         Retained Earnings    Income (Loss)          Equity
                                     ----------------------------------------------------------------------------------------

Balances at December 31, 2004          $   534           $     6,491       $    2,183        $     47             $     9,255

Net income                                                                        224                                     224


Other comprehensive income (loss)                                                                 (84)                    (84)

                                     -----------------------------------------------------------------------------------------
Balances at March 31, 2005            $   534           $     6,491        $    2,407        $    (37)            $     9,395
                                     =========================================================================================



The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
               For the three months ended March 31, 2005 and 2004

                                                                                                    2005                  2004
                                                                                        --------------------- ---------------------
Cash Flows from Operating Activities:
Net Income                                                                                 $          224        $          251
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                           42                    21
   Amortization of premium on investment securities,                                                   15                    19
   Depreciation                                                                                        18                    42
   Net (gain) loss on sale of available for sale securities                                            (1)                   (4)
   Stock dividends on FHLB Stock                                                                       (6)                  (11)
Changes in operating assets and liabilities:
   Accrued interest receivable                                                                          5                    24
   Other assets                                                                                      (128)                 (137)
   Accrued interest payable and other liabilities                                                      99                  (199)
                                                                                        --------------------- ---------------------
     Net cash provided by operating activities                                                        268                     6
                                                                                        --------------------- ---------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                                     2,225                   457
Proceeds from maturities and calls of available for sale investment securities                        306                   363
Purchases of available for sale investment securities                                              (3,536)                 (485)
Loans originated, net of payments received                                                         (2,531)               (4,135)
Additions to banking premises and equipment                                                           (46)                 (189)
Sale of other real estate owned                                                                        60                     -
Net (increase) decrease in loans held for sale                                                         (8)               (1,327)
                                                                                        --------------------- ---------------------
     Net cash used in investing activities                                                         (3,530)               (5,316)
                                                                                        --------------------- ---------------------
Cash Flows from Financing Activities:
Increase in deposits, net                                                                          13,460                 5,661
Repurchase of common stock                                                                              0                  (39)
Proceeds from Trust Preferred Issuance                                                              2,062                     0
Proceeds from securities sold under agreements to repurchase and other borrowings, net of
principal repayments                                                                               (1,519)                 (530)
                                                                                        --------------------- ---------------------
Net cash provided by financing activities                                                          14,003                 5,092
                                                                                        --------------------- ---------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                               10,741                 (218)
Cash and Cash Equivalents, Beginning of Period                                                      2,369                 2,145
                                                                                        --------------------- ---------------------
Cash and Cash Equivalents, End of Period                                                   $       13,110        $        1,927
                                                                                        ===================== =====================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                                                670                   484
Income taxes paid                                                                                     174                   235
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                                35
Purchase of building financed by capital lease obligation
Change in unrealized gain (loss) on available for sale investment securities                          133                    76
Change in deferred tax associated with unrealized gain (loss) on investment
   securities available for sale                                                                       49                    28
Change in net unrealized gain (loss) on available for sale investment securities                      (84)                   48

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
               For the three months ended March 31, 2005 and 2004
                                 (In Thousands)
                                   (Unaudited)


                                                                                                    2005              2004
                                                                                           ----------------- -----------------
Net Income                                                                                        $    224         $      251
                                                                                           ----------------- -----------------
Other comprehensive income, net of tax:

   Unrealized gains/losses on investment securities                                                   (134)                80

   Reclassification adjustment for gains/losses included in net income                                  (1)                (4)

   Income taxes related to unrealized gains/losses on investment securities                            (49)               (28)
                                                                                           ----------------- -----------------

Other comprehensive income (loss), net of tax                                                          (84)                48
                                                                                           ----------------- -----------------

Comprehensive income                                                                              $    140         $      299
                                                                                           ================= =================




















The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                             March 31, 2005 and 2004


PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

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

o    Changes in interest rates;and

o Material unforeseen changes in liquidity, results of operations, or financial condition of our customers.

These risks are difficult to predict and many of them are beyond our control.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with our audited financial statements for the year ended December 31, 2004.

Financial information and the results of operations for the three months ended March 31, 2005, and cash flows for the three month periods ended March 31, 2005 and 2004 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - ACCOUNTING POLICY CHANGES

Derivative Instruments and Hedging Activities

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


NOTE 3 - COMMITMENTS

As of March 31, 2005, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $33 million and commitments to advance existing home equity and other credit lines in the amount of $24.9 million. In addition, the Company has also conveyed $955,000 in standby letters of credit.


NOTE 4 - TRUST PREFERRED SECURITIES

In March 2005, TVFHI formed Tennessee Valley Statutory Trust I (TV Trust). TV Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly-owned by the Company. In March 2005, the TV Trust issued preferred securities with an aggregate liquidation amount of $2.0 million ($1,000 per preferred security) to third-party investors. The Company, in turn, issued junior debentures aggregating $2.1 million to TV Trust. The junior subordinated debentures are the sole assets of TV Trust. The subordinated debt and preferred securities pay interest and dividends quarterly. The interest rate is fixed for five years at 6.75% (4.75% Swap Rate plus 2.00% spread). After five years, the rate floats at three-month LIBOR plus 2.00%. The debentures mature in 2036, at which time the preferred securities must be redeemed. The subordinated debentures and preferred securities can be redeemed, in whole or in part, at the discretion of the Company beginning in June 2010.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. The trust agreements contain provisions that enable the Company to defer making interest payments for a period of up to five years.

 NOTE 5 - OTHER BORROWINGS

The following table summarizes the Company's other borrowings as of March 31, 2005 and December 31, 2004, respectively.

                                        March 31, 2005        December 31, 2004
                                  ---------------------- -----------------------
Federal Home Loan Bank Advances          $        8,500         $         9,700

Fed Funds Purchased                                   -                     375

Capital Lease Obligations                           234                     240

Other Borrowings                                     50

                                 ---------------------- -----------------------
Total Other Borrowings                   $        8,784         $        10,315
                                 ====================== =======================

NOTE 6 - STOCK OPTIONS

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

(In Thousands, Except Per Share Data)
                                                      Quarter Ended March 31,
                                                -------------- -----------------
                                                    2005             2004
                                                -------------- -----------------

Net Income, as Reported                            $      224        $      251
Less: Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value Based
   Method for All Awards, Net of Related
   Tax Effects                                            (33)                 0
                                               --------------- -----------------

Pro Forma Net Income                               $      191        $      251
                                               =============== =================

Earnings Per Share:
   Basic - as Reported                             $     0.42        $     0.47
                                               =============== =================

   Basic - Pro Forma                               $     0.75        $     0.53
                                               =============== =================

   Diluted - as Reported                           $     0.35        $     0.47
                                               =============== =================

   Diluted - Pro Forma                             $     0.35        $     0.53
                                               =============== =================

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. The board of directors has awarded a total of 15,600 options under this plan.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to our best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the diluted shares outstanding (107,014 shares at December 31, 2004) or 213,612 shares of common stock for issuance during the term of the plan. On March 15, 2005, the Board of TVFHI granted 44,000 of the outstanding options of this plan to certain employees. The exercisable date for these options is effective beginning December 31, 2005.

The fair value of each option granted during the three-months ended March 31, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.


                             2005
                         -----------
Dividend Yield              1.35%
Expected Life              7 years
Expected Volatility          14%
Risk-Free Interest Rate      5.2%

A summary of the status of the Company's stock option plans is presented below:

                                             Three Months Ended                Three Months Ended
                                                 March 31,                         March 31,
                                                    2005                              2004
                                     ----------------------------------- -------------------------------
                                         Shares       Weighted Average      Shares         Weighted
                                                                                           Average
                                                       Exercise Price                   Exercise Price
                                     ---------------- ------------------ ------------- -----------------
Outstanding at

   Beginning of Period                        15,500        $     16.22        14,500       $     16.00
Granted                                       44,000              26.00             0
Exercised                                          0                                0
Forfeited                                          0                                0
                                     ----------------                    -------------
Outstanding at
   End of Period                              59,500        $     23.45        14,500       $     16.00
                                     ================ ================== ============= =================
Options Exercisable
   at Period-End                              15,500        $     16.22        14,500       $     16.00
Weighted Average Fair
   Value of Options Granted
   During the Period                           26.00                              N/A

Information pertaining to options outstanding at March 31, 2005 is as follows:

                                                      Weighted Average      Weighted                           Weighted
                                         Number           Remaining          Average           Number          Average
     Range of Exercise Prices          Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------ ---------------- ------------------ ---------------- ----------------- ---------------
$16.00 - $26.00                               59,500      6.9 years             $23.45          15,500            16.22

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2005 AND 2004

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending March 31, 2005 we earned net income of $224,000 or $0.42 per share as compared to $251,000 or $0.47 per share for the corresponding period in 2004. The decrease in net income for the first quarter of 2005 was primarily due to increased cost of funds and increased non-interest expense. Overall rising interest rates impacted net interest expense in the first quarter of 2005. Additionally, increasing salary expense and occupancy expense associated with growth strategies further affected expenses. Increases in interest income from loan activity partially offset these increased expenditures. The table below represents certain key financial ratios for the first quarter of 2005 and 2004, respectively.

                                        For the three months ending
                                                  March 31,
                                          2005                2004
                                   ------------------- -------------------
Return on Average Assets                        0.68%               0.92%
Return on Average Equity                        9.60%              11.74%

Earnings per share - basic                     $0.42              $ 0.47

NET INTEREST INCOME

Net interest income was $1.3 million for the first quarter of 2005, an increase of approximately 13% or $153,000 over the same period in 2004. The increase in net interest income was due primarily to an increase in the volume of earnings assets and rising interest rate environment. The net interest margin declined to 4/25% as of March 31, 2005 compared to 4.54% for March 31, 2004. While slight improvement is noted in the yield on earning assets, a more pronounced increase in overall rates on interest bearing liabilities attributed to this decline. Average loans increased approximately $15.3 million to $104.5 million at March 31, 2005, as compared to $89.2 million at March 31, 2004. Average loans were approximately 84% of total earning assets at March 31, 2005 and 86% at March 31, 2004.

The yield on total earning assets increased 3 basis points for the first quarter of 2005 as compared to the first quarter of 2004. The recent continued increase in overall interest rates has enhanced yields on the loan portfolio. However, the yield on investments has been negatively impacted by rising rates. Yields on federal funds sold, the rates on which can change overnight, increased 154 basis points from March 31, 2003 to March 31. 2004.

Total interest expense was approximately $653,000 for the first quarter of 2005, an almost 44% increase as compared to the same period in 2004. The increase is primarily related to an increase in the average volume of interest bearing liabilities from $91.8million for the first quarter of 2004 to $11.4 million for the same period in 2005. The average rate on interest-bearing deposits was 2.20% for the first quarter of 2005, 43 basis points higher than the average rate on deposits during the first quarter of 2004. This increase is a direct result of the current rising interest rate environment. The average cost of borrowed funds was 3.77% for the first quarter of 2005 compared to 3.62% the same period 2004. The overall rate on interest-bearing liabilities was 2.35% for the first quarter of 2005 and 1.98% for the same period in 2004.

                                               Three Months Ended (In thousands)            Three Months Ended (In thousands)
                                                        March 31, 2005                               March 31, 2004
                                              Average Balance    Interest    Yield/Rate   Average Balance    Interest     Yield/Rate

Loans(1) (2)                                 $     104,500    $     1,789      6.85%      $      89,224    $      1,460       6.55%
Investment securities(3) (5)                        14,736            142      3.85%             14,165             168       4.74%
Federal funds sold                                   4,738             29      2.45%                136               0       0.91%
                                           ---------------- -------------- ---------- ------------------ --------------- -----------
Total earning assets                               123,974          1,960      6.32%            103,525           1,628       6.29%
                                                            --------------                               ---------------
Other assets                                         7,595                                        5,813
                                           ----------------                           ------------------
Total Assets                                       131,569                                      109,338
                                           ================                           ==================

Interest-bearing deposits                          101,267            558      2.20%             81,668             362       1.77%
Securities sold under agreements to
repurchase and other borrowings                     10,091             95      3.77%             10,155              92       3.62%
                                           ---------------- -------------- ---------- ------------------ --------------- -----------
Total Interest Bearing Liabilities                 111,358            653      2.35%             91,823             454       1.98%

Non-Interest Bearing Deposits                       10,167                                        8,202

Other liabilities                                      717                                          763
                                           ----------------                           ------------------
Total Liabilities
                                                   122,232                                      100,788
                                           ----------------                           ------------------
Total Stockholders' Equity
                                                     9,337                                        8,550
                                           ----------------
Total Liabilities and Stockholders'
Equity                                             131,569                                      109,338

                                           ================                          ==================
Net interest income                                           $     1,307                                  $      1,174
                                                            ==============                               ===============
Net interest spread                                                            3.97%                                          4.31%
Net interest margin(4)                                                         4.22%                                          4.54%

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. Within the past 12 months, interest rates have begun to increase in steady increments applied by the Federal Reserve Bank. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company's net income through a narrower interest margin and reduced lending volume. While the overall lending volume has not been particularly affected by rising rates, the net interest margin, as previously noted, has been impacted.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of March 31, 2005, the Company has a negative gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $42,000 for the first quarter of 2005, compared to $21,000 for the first quarter of 2004. The balance of the allowance for loan losses at March 31, 2005 was $1.24 million (1.17% of gross loans) compared to $1.29 million (1.23% of gross loans) at December 31, 2004. Net charge-offs for the first quarter of 2005 were $72,000 compared to $19,000 for the first quarter of 2004. As a percentage of average loans, the annualized rate of net charge-offs was 0.28% for the first quarter of 2005 compared to a 0.08% ratio for the same period 2004.

                    Analysis of the Allowance for Loan Losses
                    For the Three Months Ended March 31,

                                                   2005              2004
                                            ----------------- ------------------

Average Loans Outstanding                         104,500             89,224
                                            ================= ==================
Allowance at beginning of period                      1,271             1,283

Charge-offs:
Commercial, financial and agricultural
Real Estate - construction

Real Estate - mortgage                                  57

Installment - consumer
Other                                                   19                 24
                                            ----------------- ------------------

Total charge-offs                                       76                 24
                                            ----------------- ------------------

Recoveries:
Commercial, financial and agricultural
Real Estate - construction

Real Estate - mortgage                                   3                  3

Installment - consumer                                   1                  2
Other
                                            ----------------- ------------------
Total recoveries                                         4                  5

Net charge-offs                                         72                 19
                                            ----------------- ------------------
Provision for loan losses                               42                 21
                                            ----------------- ------------------
Balance at end of period                     $       1,241    $         1,285
                                            ================= ==================
Ratio of net charge-offs during the period to
average loans outstanding during the period           0.07%              0.02%

As of March 31, 2005, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME

Total non-interest income was approximately $186,000 for the first quarter of 2005 compared to $173,000 for the same period in 2004. This slight increase is attributed to an increase in fees on sale of mortgage loans countered by a decrease in service charges on deposit account.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $1.1 million for the first quarter of 2005 as compared to $924,000 during the first three quarter of 2004. Non-interest expense (annualized) as a percent of total average assets was 3.37% for the first quarter of 2005 compared to 3.38% for the first quarter of 2004. The increase in non-interest expense during the first quarter of 2005 as compared to the same period in 2004 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, and other expenses associated with growth strategies.

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

We recognized income tax expense of $123,000 and $131,000 for the first quarter of 2005 and 2004, respectively. Income tax expense was $151,000 for the third quarter of 2004 as compared to $170,000 for the third quarter of 2003. The effective income tax rate for the Company was 35.4% for the first quarter of 2005 and 34.3% for the first quarter of 2004.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER  30, 2004 TO DECEMBER 31, 2003

Assets totaled $139.6 million at March 31, 2005 as compared to $125.3 million at December 31, 2004, an increase of 11.3%. The primary category of asset growth was $10.1 million in Federal Funds sold with an additional $2.5 million increase in loans. The increase in Federal Funds sold was the direct result of obtaining an additional $13.5 million in deposits in the first quarter of 2005.

INVESTMENT SECURITIES

Investment securities were approximately $16.2 million, or 12% of total assets, at March 31, 2005, an increase of $864,000 from December 31, 2004. We purchased $3.5 million in investment securities during the first quarter of 2005, while maturities, calls, sales and principal pay-downs provided cash of $2.5 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 27.1% of the portfolio at March 31, 2005 and 27.3% at December 31, 2004.

At March 31, 2005 and December 31, 20043, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $59,000 at March 31, 2005, compared to an unrealized gain of $75,000 as of December 31, 2004, primarily a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. The recent rising interest rate environment has directly influenced these changes within the bond portfolio. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true when interest rates rise.

LOANS

During the first quarter of 2005, loans increased $2.5 million to $103.7 million at March 31, 2005.

                                  Loans by Type

                                                 March 31, 2005            December 31, 2004
                                             ----------------------- ----------------------------
Commercial, financial and agricultural               $       30,541            $          29,197

Real estate - construction                                   24,618                       23,552

Real estate - mortgage                                       38,157                       38,320

Installment loans to individuals                             11,730                       11,566
                                             ----------------------- ----------------------------
Loans, gross                                        $       105,046            $         102,635
Less:

Allowance for loan losses                                    (1,241)                      (1,271)

Unearned loan fees                                             (123)                        (137)
                                             ----------------------- ----------------------------
                                                    $       103,682            $         101,227
                                             ======================= ============================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                              Non-Performing Assets

                                                     March 31, 2005        December 31, 2004
                                                  ---------------------- -----------------------
Non-accrual loans(1)                                       $        101             $       546
Loans past due greater than 90 days and still
accruing interest                                                     -                       -

Restructured loans(2)                                               276                     257

Other real estate owned                                             310                     335
                                                  ---------------------- -----------------------
Total Non-Performing Assets                                 $       685            $      1,138
                                                  ====================== =======================

(1) Included in non-accrual loans are $101,000 and $564,000 of loans considered impaired as of March 31, 2005 and December 31, 2004, respectively.

(2) Included in restructured loans are $189,000 as of March 31, 2005 also considered impaired.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. Other real estate owned totaled $310,000 at March 31, 2005, representing a decrease of $25,000 from December 31, 2004. We have four relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS

Deposits grew approximately $13.5 million to $118.3 million at March 31, 2005 from $104.8 million at December 31, 2004. This increase was a result of the attraction of certificates of deposit through a local marketing campaign. Core deposits, which include regular savings, money market, NOW and demand deposits, were $56.0 million, or 47.4% of total deposits, at March 31, 2005. Core deposits were 57.8% of total deposits at December 31, 2004. Time deposits totaled $62.2 million at March 31, 2005, an increase of approximately $17.7 million from $44.5 million at December 31, 2004. The significant increase in time deposits, as previously mentioned, was due to an en flux of time deposits in order to obtain additional funding sources for growth strategies. The decrease in core deposits was partly attributed to a shift of funds from non interest bearing accounts to time deposit accounts in the first quarter.

                            Deposit Balances By Type

                                   March 31, 2005     December 31, 2004
                                 -------------------- ------------------
Demand Deposits:
Non-interest bearing demand
accounts                              $        9,742     $       11,958

NOW and money market accounts                 43,053             44,966

Savings accounts                               3,243              3,374
                                 -------------------- ------------------

Total demand deposits                         56,038             60,298
                                 -------------------- ------------------
Term Deposits:

Less than $100,000                            39,998             29,879

$100,000 or more                              22,215             14,622
                                 -------------------- ------------------

Total Term Deposits                           62,213             44,501
                                 -------------------- ------------------
Total Deposits                        $      118,251     $      104,799
                                 ==================== ==================


CAPITAL

During the first quarter of 2005, stockholders' equity increased $140,000 to $9.4 million. Stockholders' equity of $9.4 million was due primarily to net income of $224,000, offset by a decline in accumulated other comprehensive income of $84,000.

                               Regulatory Capital
                                     TnBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                          March 31, 2005
                                                                            --------------------------------------------
                                                                                           Well             Minimum
                                                                                       Capitalized       Regulatory
                                                                               Bank       Levels          Requirement
                                                                            -------- ---------------- ------------------

Tier 1 Capital as a percentage of risk-weighted assets                        10.6%             6.0%               4.0%

Total Capital as a percentage of risk-weighted assets                         11.8%            10.0%               8.0%

Tier 1 capital to average assets                                               8.6%             5.0%               5.0%

                                                                                         December 31, 2004
                                                                            --------------------------------------------
                                                                                            Well            Minimum
                                                                                       Capitalized        Regulatory
                                                                               Bank        Levels         Requirement
                                                                            -------- ----------------- -----------------
Tier 1 Capital as a percentage of risk-weighted assets                         8.9%             6.0%               4.0%

Total Capital as a percentage of risk-weighted assets                         10.1%            10.0%               8.0%

Tier 1 capital to average assets                                               7.4%             5.0%               5.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2005, we held $16.2 million in available-for-sale securities. Deposits increased approximately $13.5 million during the first quarter of 2005. We had $3.0 million of available federal funds lines and approximately $7.6 million in available borrowings from the Federal Home Loan Bank as of March 31, 2005.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2005, the Company had $365,000 in repurchase agreement balances outstanding.

At March 31, 2005, the Company had capital of $9.4 million, or 6.7% of total assets as compared to $9.3 million, or 7.2% at December 31, 2004. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's Chief Executive Officer and its principal accounting officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and the principal accounting officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiary is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

              Exhibit 31.2 Certification  of  Jason  Wilkinson,  Vice  President
                           of Tennessee Valley Financial Holdings,Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 Certification of  Thomas E. Tuck, President and Chief
                           Executive Officer of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2 Certification  of  Jason  Wilkinson,  Vice  President
                           of Tennessee Valley Financial Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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





                                 Tennessee Valley Financial Holdings, Inc.




Date: May 16, 2005               By: /s/Jason Wilkinson
                                    --------------------------------------------
                                    Jason Wilkinson, Vice President