Form 10QSB
period 2005-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2005-08-15
CIK 1175158

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

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

                                                 Yes [x]  No [ ]

     Indicate by mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or (15d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 535,638 on August 12, 2005.


                                   FORM 10-QSB
                                      Index
                                                                                                          Page
                                                                                                         Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of June 30, 2005 (Unaudited) and December 31, 2004.......................................3

                  Condensed Consolidated Statement of Income
                  for the three and six months ended June 30, 2005 and 2004(Unaudited)......................4-5

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended June 30, 2005 (Unaudited)...................................6

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2005 and 2004(Unaudited)..........................................7

                  Condensed Consolidated Statements of Comprehensive Income
                  for the six months ended June 30, 2005 and 2004(Unaudited)..................................8

                  Notes to Unaudited Condensed Consolidated Financial Statements...........................9-13

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................14-20

      Item 3.     Controls and Procedures....................................................................20

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings..........................................................................21

      Item 2.     Changes in Securities......................................................................21

      Item 3.     Defaults upon Senior Securities............................................................21

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................21

      Item 5.     Other Information..........................................................................21

      Item 6.     Exhibits and Reports on Form 8-K...........................................................21

Signature....................................................................................................22

                    Tennessee Valley Financial Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)


                                                        June 30, 2005          December 31, 2004
                                                         (Unaudited)
                                                   ------------------------ ------------------------
Assets
Cash and due from banks                                          $   3,998                $   2,369
Federal funds sold                                                   3,195
                                                   ------------------------ ------------------------
Cash and cash equivalents                                            7,193                    2,369

Investment Securities:
Investment Securities available for sale, at
Fair Value                                                          18,301                   15,325
Loans, net                                                         107,979                  101,227
Loans Held for Sale, at Fair Value                                   1,980                      859
Banking premises and equipment, net                                  4,203                    4,169
Accrued interest receivable                                            599                      672
Other real estate owned                                                  0                      335
Prepaid expenses and other assets                                      472                      381

                                                   ------------------------ ------------------------
Total Assets                                                     $ 140,727                $ 125,337
                                                   ======================== ========================

Liabilities and Stockholders Equity
Deposits                                                         $ 118,756                $ 104,799
Securities sold under agreements to repurchase                         461                      353
Other Borrowings                                                     8,779                   10,315
Accrued interest payable                                               450                      355
Long Term Subordinated Debt                                          2,062                        0
Other Liabilities                                                      451                      260
                                                   ------------------------ ------------------------
Total Liabilities                                                  130,959                  116,082
                                                   ------------------------ ------------------------

Stockholders Equity:
Common Stock, $1.00 Par Value, 2,000,000
shares authorized, 535,638 issued and outstanding                      536                      534
in 2004, 533,618 issued and outstanding in 2003.
Capital in excess of par value                                       6,522                    6,491
Retained Earnings                                                    2,675                    2,183
Accumulated other comprehensive income                                  35                       47

                                                   ------------------------ ------------------------
Total Stockholders Equity                                            9,768                    9,255
                                                   ------------------------ ------------------------

Total Liabilities and Stockholders Equity                        $ 140,727                $ 125,337
                                                   ======================== ========================











The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (In Thousands except for per share amounts)
                                   (Unaudited)




                                                             For the three months ended      For the six months ended
                                                                       June 30,                     June 30,
                                                                 2005           2004           2005          2004
                                                            --------------- -------------- ------------- -------------
Interest Income:
Loans, including fees                                               $1,955        $ 1,495       $ 3,744        $2,955

Investment securities                                                  165            138           301           286

Federal funds sold                                                      59              5            88             5
Other interest income                                                    7                           13
                                                            --------------- -------------- ------------- -------------
Total interest income                                                2,186          1,638         4,146         3,246
                                                            --------------- -------------- ------------- -------------
Interest Expense:

Deposits                                                               671            400         1,229           762

Advances from the Federal Home Loan Bank and other
borrowings                                                              91             87           186           179

Trust Preferred Interest Expense                                        28                           28
                                                            --------------- -------------- ------------- -------------
Total interest expense                                                 790            487         1,443           941
                                                            --------------- -------------- ------------- -------------
Net interest income                                                  1,396
                                                                                    1,151         2,703         2,305

Provision for loan losses                                               64             25           106            46
                                                            --------------- -------------- ------------- -------------
Net interest income after provision for loan losses                  1,332          1,126         2,597         2,259
                                                            --------------- -------------- ------------- -------------
Non-interest income

Service charges on deposit accounts                                    106             97           189           191

Fees on sale of mortgage loans                                          95            112           170           166
Net gains (losses) on sales of investment securities
available for sale                                                       0              0             1             1

Other income                                                            16             15            43            39
                                                            --------------- -------------- ------------- -------------
Total non-interest income                                              217            224           403           397
                                                            --------------- -------------- ------------- -------------
Non-interest expense

Salaries and employee benefits                                         537            497         1,074           969

Net occupancy expense                                                   78            163           229           279

Data processing fees                                                    84             72           162           133

Advertising and promotion                                               21             48            54            76

Office supplies and postage                                             56             50            82            92

Legal and professional                                                 115             34           153            76

Loan Expense                                                            46             63           106           118

Other                                                                  180            118           361           226
                                                            --------------- -------------- ------------- -------------
Total non-interest expense                                           1,117          1,045         2,221         1,969
                                                            --------------- -------------- ------------- -------------

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (In Thousands except for per share amounts)
                                   (Unaudited)

Income before income tax expense                                      432           305             779          687

Income tax expense                                                    163           102             286          233
                                                         ----------------- ------------- --------------- -----------
Net Income                                                           $269     $     203        $    493    $     454
                                                         ================= ============= =============== ===========
Basic Earnings per Common Share                                     $0.50     $    0.38        $   0.92        $0.85
                                                         ================= ============= =============== ===========
Diluted Earnings per Common Share                                   $0.48     $    0.38           $0.90        $0.85
                                                         ================= ============= =============== ===========
Weighted average common shares (Denominator Basic EPS)            534,277       532,130         533,949      532,130

Dilutive effect of stock options                                    5,335         2,603           4,060        2,603
                                                         ----------------- ------------- --------------- -----------
Weighted average common shares and common stock                   539,612       534,733         538,009      534,733
equivalents (Denominator Diluted EPS)                    ================= ============= =============== ===========


The notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                     For the six months ended June 30, 2005
                                   (Unaudited)

                                                                                         Accumulated
                                                           Capital in                      Other              Total
                                                Common     Excess of       Retained     Comprehensive     Stockholders
                                                Stock      Par Value      Earnings      Income (Loss)        Equity
                                             ----------- ------------ --------------- ----------------- ---------------

Balances at December 31, 2004                       $534       $6,491          $2,183               $47          $9,255

Net income                                                                        493                               493

Other comprehensive income (loss)                                                                   (12)            (12)

Sold 2,020 shares of common stock through
officer stock options.                                 2           31                                                33
                                              ----------- ------------ --------------- ----------------- --------------

Balances at June 30, 2005                           $536       $6,522          $2,676         $      35          $9,769
                                              =========== ============ =============== ================= ==============





























The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                              For the Six Months ended June 30,
                                                                        ---------------------------------------------
                                                                                   2005                  2004
                                                                         ------------------------ -------------------
Cash Flows from Operating Activities:
Net Income                                                                            $     493             $     454
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                106                    46
   Amortization of premium on investment securities,                                         30                    42
   Depreciation                                                                             118                    97
   Net (gain) loss on sale of available for sale securities                                  (1)                    1
   Stock dividends on FHLB Stock                                                            (12)                  (11)
Changes in operating assets and liabilities:
   Accrued interest receivable                                                               73                   (17)
   Other assets                                                                             (84)                  (36)
   Accrued interest payable and other liabilities                                           286                  (452)
                                                                        ------------------------ --------------------
     Net cash provided by operating activities                                           $1,009                  $124
                                                                        ------------------------ --------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                           2,440                   928
Proceeds from maturities and calls of available for sale investment
securities                                                                                1,036                 1,882
Purchases of available for sale investment securities                                    (6,488)               (4,490)
Loans originated, net of payments received                                               (6,858)               (8,309)
Additions to banking premises and equipment                                                (152)                 (594)
Sale of other real estate owned                                                             335                     0
Net (increase) decrease in loans held for sale                                           (1,121)                 (324)
                                                                        ------------------------ --------------------
     Net cash used in investing activities                                             $(10,809)             $(10,907)
                                                                        ------------------------ --------------------
Cash Flows from Financing Activities:
Increase in deposits, net                                                                13,957                12,747
Repurchase of common stock                                                                   33                   (40)
Proceeds from Trust Preferred Issuance                                                    2,062                     0
Proceeds from securities sold under agreements to repurchase and
other borrowings, net of principal repayments                                            (1,428)                 (543)
                                                                        ------------------------ --------------------
Net cash provided by financing activities                                               $14,624               $12,164
                                                                        ------------------------ --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      4,824                 1,381
Cash and Cash Equivalents, Beginning of Period                                            2,369                 2,145
                                                                        ------------------------ --------------------
Cash and Cash Equivalents, End of Period                                            $     7,193            $    3,526
                                                                        ======================== =====================
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                                    1,348                   943
Income taxes paid                                                                           188                   580
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                      35                    85
Purchase of building financed by capital lease obligation                                     0                   477
Change in unrealized gain (loss) on available for sale investment
securities                                                                                  (19)                 (246)
Change in deferred tax associated with unrealized gain (loss) on
investment securities available for sale                                                     (7)                  (91)
Change in net unrealized gain (loss) on available for sale investment
securities                                                                                  (12)                 (155)


The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                               For the Six Months ended June 30,
                                                                         ----------------------------------------------
                                                                                     2005                  2004
                                                                         ----------------------- ----------------------
Net Income                                                                           $     493              $     454
                                                                         ----------------------- ----------------------
Other comprehensive income, net of tax:
   Unrealized gains/losses on investment securities                                        (29)                  (247)

   Reclassification adjustment for gains/losses included in net income
                                                                                            (1)                     1
   Income taxes related to unrealized gains/losses on investment
   securities                                                                               18                     91
                                                                          ----------------------- ----------------------
Other comprehensive income (loss), net of tax                                              (12)                  (155)
                                                                          ----------------------- ----------------------
Comprehensive income                                                                 $     481              $     299
                                                                          ======================= ======================





















The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                             June 30, 2005 and 2004

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, TnBank (sometimes referred to as the "Bank"). All intercompany balances and transactions have been eliminated.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly financial statements of the Company presented herein should be read in conjunction with our audited financial statements for the year ended December 31, 2004.

Financial information as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - ACCOUNTING POLICY CHANGES

Meaning of Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" ("Issue 03-1"). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments, and required certain additional financial statement disclosures. The implementation of the "Other-than-Temporary Impairment" component of this consensus was originally postponed. Effective June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue as final FSP EITF 03-1-a, ("Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1"). The adoption of the guidance contained in this EITF consensus did not have a material effect on the Company's financial statements, however, the Bank is currently reviewing the impact of Issue 03-1-a.

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

NOTE 3 - COMMITMENTS

As of June 30, 2005, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $41.9 million and commitments to advance existing home equity and other credit lines in the amount of $25.3 million. In addition, the Company has also conveyed $917,000 in standby letters of credit.

NOTE 4 - TRUST PREFERRED SECURITIES

In March 2005, the Company formed Tennessee Valley Statutory Trust I (TV Trust). TV Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly-owned by the Company. In March 2005, the TV Trust issued preferred securities with an aggregate liquidation amount of $2.0 million ($1,000 per preferred security) to third-party investors. The Company, in turn, issued junior debentures aggregating $2.61 million to TV Trust. The junior subordinated debentures are the sole assets of TV Trust. The subordinated debt and preferred securities pay interest and dividends quarterly. The interest rate is fixed for five years at 6.75% (4.75% Swap Rate plus 2.00% spread). After five years, the rate floats at three-month LIBOR plus 2.00%. The debentures mature in 2036, at which time the preferred securities must be redeemed. The subordinated debentures and preferred securities can be redeemed, in whole or in part, at the discretion of the Company beginning in June 2010.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as defined in such guarantee. The trust agreements contain provisions that enable the Company to defer making interest payments for a period of up to five years.

 NOTE 5 - OTHER BORROWINGS

The following table summarizes the Company's other borrowings as of June 30, 2005 and December 31, 2004, respectively.

                                          June 30, 2005        December 31, 2004
                                   --------------------- -----------------------
Federal Home Loan Bank Advances            $      8,500            $      9,700

Fed Funds Purchased                                   0                     375

Capital Lease Obligations                           229                     240
Other Borrowings (FHLB ZIF)                          50
                                   --------------------- -----------------------
Total Other Borrowings                      $     8,779            $     10,315
                                   ===================== =======================

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

(In Thousands, Except Per Share Data)

                                                     Quarter Ended June 30,       Six Months Ended June 30,
                                                   ------------- ------------- ----------------- --------------
                                                       2005          2004            2005            2004
                                                   ------------- ------------- ----------------- --------------
Net Income, as Reported                                   $ 269       $   203            $ 493       $    454
Less: Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value Based
Method

   for All Awards, Net of Related Tax Effects               (10)            -              (12)             -
                                                   ------------- ------------- ----------------- --------------


Pro Forma Net Income                                      $ 259       $   203            $ 481       $    454
                                                   ============= ============= ================= ==============

Earnings Per Share:

   Basic - as Reported                                    $0.50      $   0.38            $0.92       $   0.85
                                                   ============= ============= ================= ==============

   Basic - Pro Forma                                      $0.48      $   0.38            $0.90       $   0.85
                                                   ============= ============= ================= ==============


   Diluted - as Reported                                  $0.50      $   0.38            $0.90       $   0.85
                                                   ============= ============= ================= ==============


   Diluted - Pro Forma                                    $0.48      $   0.38            $0.89       $   0.85
                                                   ============= ============= ================= ==============



Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. The board of directors awarded a total of 15,600 options at an exercise prices ranging from $16 to $19.50 per share. These prices were equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 13,480 of which are vested and remain unexercised as of June 30, 2005.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to our best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the diluted shares outstanding or 213,612 shares of common stock for issuance during the term of the plan. The board of directors has awarded 44,000 options under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter ending June 30, 2005 and 2004.


                            Six Months June 30,
                              2005       2004
                         --------------------------
Dividend Yield              1.37%        1.37%
Expected Life              6 years      6 years
Expected Volatility          10%          10%
Risk-Free Interest Rate      5.2%         5.2%

A summary of the status of the Company's stock option plans is presented below:

                                             Six Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                                   2005                              2004
                                     ---------------------------------- --------------------------------
                                                          Weighted                         Weighted
                                                          Average                          Average
                                         Shares        Exercise Price        Shares      Exercise Price
                                     ---------------- ----------------- ------------- ------------------

Outstanding at
  Beginning of Period                         15,500   $      16.65           14,500      $   16.00
Granted                                       44,000   $      26.00                0
Exercised                                     (2,020)  $      16.00                0
Forfeited                                          0                               0
                                     ---------------                   -------------
Outstanding at
  End of Period                               57,480   $      23.65           14,500      $   16.00
                                     ================ ================= ============= ==================
Options Exercisable
  at Period-End                               13,480   $      16.74           14,500      $   16.00
Weighted Average Fair
  Value of Options Granted
  During the Period                            26.00                             N/A

Information pertaining to options outstanding at June 30, 2005 is as follows:


                                                          Weighted
                                                          Average           Weighted                           Weighted
                                         Number          Remaining          Average            Number          Average
     Range of Exercise Prices          Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------ ---------------- ----------------- ----------------- ----------------- ---------------
$16.00 - $26.00                               57,480         3.8 years   $     23.65         13,480           $  16.74

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2005 AND 2004

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending June 30, 2005, we earned net income of $203,000 or $0.38 per share as compared to $285,000 or $0.53 per share for the corresponding period in 2004. For the first half of 2005, net income was $454,000 and $568,000 for the same period in 2004. The decrease in net income for the second quarter of 2004 and the first two quarters of 2004 are both primarily due to a decrease in non-interest income (primarily fees on sales of mortgage loans) and an increase in non-interest expense. These were partially offsets by increases in the Company's net interest income and declines in the provision for loan losses. The table below presents certain key financial ratios for the first quarter of 2004 and 2003 respectively.

                                            For the six months ending June 30,
                                                 2005                2004
                                                 ----                ----
Return on Average Assets                        0.70%               0.80%
Return on Average Equity                         9.4%              10.53%
Earnings per share - basic                   $   0.92           $   0.85


NET INTEREST INCOME

Net interest income was $2.7 million for the first two quarters of 2005, an increase of approximately 17.3% or $398,000 over the same period in 2004. The increase in net interest income was due primarily to an increase in the volume of earnings assets for the first two quarters of 2005 as compared to 2004 and an increase in our net interest margin. Net interest income was $ 1.4 million for the second quarter of 2005 as compared to $1.1 million for the same period in 2004. The increase in net interest income for the second quarter of 2005 as compared to the second quarter of 2004 can be attributed to an increase in the volume of earning assets. Average loans increased approximately $14.7 million to $105.8 million at June 30, 2005, as compared to $91 million at June 30, 2004. Average loans were approximately 82% of total earning assets at June 30, 2005 and 85% at June 30, 2004.

The yield on total earning assets increased 35 basis points for the first two quarters of 2005 as compared to the same period of 2004. The recent continued increase in overall rates has enhanced yields on the loan portfolio. However, the yield on investments has been slightly negatively impacted by rising rates. Yields on Federal Funds Sold, the rates on which can change overnight, significantly increased to 2.68% as of June 30, 2005, compared to 0.87% as of June 30, 2004.

Total interest expense was approximately $1.4 million for the first two quarters of 2005, a 53.3% increase as compared to the same period in 2004. The average rate on interest-bearing deposits was 2.35% for the first two quarters of 2005, 50 basis points higher than the average rate on deposits during the first two quarters of 2004. The increase in the rates on deposits during 2005 as compared to 2004 can be attributed to the increase in interest rates since 2004. The average cost of borrowed funds was 4.44% for the first two quarters of 2005 and 3.76% for the first two quarters of 2004. The overall rate on interest-bearing liabilities was 2.31% for the first two quarters of 2005 compared to 1.81% for the same period in 2004.


                                                Six Months Ended (In thousands)              Six Months Ended (In thousands)
                                                         June 30, 2005                                June 30, 2004
                                           ------------------------------------------- ---------------------------------------------
                                              Average         Interest     Yield/Rate  Average Balance      Interest     Yield/Rate
                                              Balance
                                           --------------- --------------- ----------- ----------------- --------------- -----------

 Loans(1) (2)                                $    105,767    $      3,744       7.08%      $     91,050    $      2,955       6.49%

 Investment securities(3)                          16,073             337       4.19%            14,556             318       4.36%

 Federal funds sold                                 6,560              88       2.68%             1,145               5       0.87%
                                           ---------------                             -----------------                 -----------
 Total earning assets                             128,400           4,169       6.49%           106,751           3,278       6.14%

 Other assets                                       7,530                                         6,340
                                           ---------------                             -----------------
 Total Assets
                                                  135,930                                       113,091
                                           ===============                             =================

 Interest-bearing deposits                        104,672           1,229       2.35%            85,283             760       1.78%

 Demand deposits                                   10,442                       0.00%             8,945                       0.00%
 Securities sold under agreements to
 repurchase and other borrowings                    9,643             214       4.44%             9,619             181       3.76%
                                           --------------- ---------------             ----------------- --------------- -----------
 Total rate-bearing liabilities                   124,757           1,443       2.31%           103,847             941       1.81%

 Other liabilities                                    727                                           623
                                           ---------------                             -----------------

 Total Liabilities                                125,484                                       104,470
                                           ---------------                             -----------------

 Total Stockholders' Equity                        10,446                                         8,621
                                           ---------------                             -----------------
 Total Liabilities and Stockholders'
 Equity                                           135,930                                       113,091
                                           ===============                             =================
 Net interest income                                         $      2,726                                  $      2,337
                                                           ===============                               ===============
 Net interest spread                                                            4.18%                                         4.33%
                                                                           ===========                                   ===========
  Net interest margin(4)                                                         4.25%                                         4.38%
                                                                           ===========                                   ===========

(1) Gross of allowance for loan losses

(2) Includes average non-accrual loans

(3) Excludes the impact of the average net unrealized loss on securities available for sale

(4) Net interest income divided by total earning assets


Our profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. In recent years, the banking industry has experienced steady interest rates, which have likewise produced steady growth in net interest income as the bank has grown. We will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on our net income through a narrower interest margin and reduced lending volume.

Our Asset/Liability Committee ("ALCO" committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee is scheduled to meet at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of our assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and liquidity position.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. We have a negative gap for the next twelve months period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $106,000 for the first two quarters of 2005, compared to $46,000 for the first two quarters of 2004. For the second quarter of 2005 the provision for loan losses was $64,000 compared to $25,000 during the second quarter of 2004. The provision for loan losses for the periods in 2004 was lower due to management's assessment of the Bank's loan loss allowance at that time. Also, management was able to satisfactorily resolve certain adversely classified loans without loss to the Bank. As discussed below, the provision for loan losses fluctuates based on certain factors including management's assessment of risk in the loan portfolio and general economic conditions Net charge-offs for the first two quarters of 2005 were $83,000 as compared to $100,000 for the first two quarters of 2004. As a percentage of average loans, the annualized rate of net charge-offs was 0.2% for the first two quarters of 2005 compared to a 0.10% ratio for fiscal 2004.

As of June 30, 2005, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

                        Analysis of the Allowance for Loan Losses
                            For the Six Months Ended June 30,
                                                     2005               2004
                                            ----------------- ------------------
Average Loans Outstanding                          105,767             91,050
                                            ================= ==================
Allowance at beginning of period                     1,271              1,283

Charge-offs:

Commercial, financial and agricultural                                     28
Real Estate - construction
Real Estate - mortgage                                  57                 23

Installment - consumer                                                     64
Other                                                   32
                                            ----------------- ------------------

Total charge-offs                                       89                115
                                            ----------------- ------------------

Recoveries:
Commercial, financial and agricultural
Real Estate - construction

Real Estate - mortgage                                     5                  3

Installment - consumer                                     1                 12
Other
                                               -------------     --------------

Total recoveries                                           6                 15


Net charge-offs                                           83                100
                                               -------------     --------------
Provision for loan losses                                106                 46
                                               -------------     --------------
Balance at end of period                        $      1,294       $      1,229
                                               =============     ==============
Ratio of net charge-offs during the period to
average loans outstanding during the period             0.08%              0.11%

NON-INTEREST INCOME

Total non-interest income was approximately $403,000 for the first two quarters of 2005 compared to $397,000 for the same period in 2004. For the second quarter of 2005, non-interest income declined $7,000 to $217,000 as compared to the second quarter of 2004. The primary reason for the decline in non-interest income for the first two quarters of 2005 as compared to the same period in 2004 is a decline in fees on sales mortgage loans. Fees on sales of mortgage loans fell to $95,000 during the first two quarters of 2005 as compared to approximately $112,000 during the first two quarters of 2004. Management attributes the decrease in fees on sales of mortgage loans to a decrease in the volume of loans sold, as a significant number of eligible households have already refinanced during this low mortgage interest rate cycle.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $2.2 million for the first two quarters of 2005 as compared to $2.0 million during the first two quarters of 2004. Non-interest expense (annualized) as a percent of total average assets was 3.27% for the first two quarters of 2005 compared to 3.32% for the first two quarters of 2004. The increase in non-interest expense during the first quarters of 2005 as compared to the same period in 2004 can be primarily attributed to increases in salaries and employee benefits, legal and professional expenses, data processing expenses, and other expenses. Most of the salary and employee benefit and data processing increases can be attributed to the growth of the bank which has necessitated increases in overhead expenses. The increase in legal and professional expense is attributable in part to additional audit work required under new audit standards and expanded internal audit services employed by management. Non-interest expense increased $72,000 to $1.1 million for the second quarter as compared to the same period in 2004. Growth strategies and overall increase in asset size have been the primary reasons for the increases in all affected expense categories.

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

We recognized income tax expense of $286,000 and $233,000 for the first two quarters of 2005 and 2004, respectively. Income tax expense was $163,000 for the second quarter of 2005 as compared to $102,000 for the second quarter of 2004. The effective income tax rate was 36.7% for the first two quarters of 2005 and 33.9% for the first two quarters of 2004.

BALANCE SHEET ANALYSIS - COMPARISON OF JUNE  30, 2005 TO DECEMBER 31, 2004

Assets totaled $140.7 million at June 30, 2005, as compared to $125.3 million at December 31, 2004, an increase of 12.3%. The primary categories of asset growth were loans, investments, cash and due from banks, and federal funds sold. Loans, including loans held for sale, increased approximately $7.8 million, investments grew approximately $3.0 million, cash and due from banks increased approximately $1.6 million, and federal funds grew approximately $3.2 million. An approximate increase of $14.0 million in deposit growth funded the increase in the asset categories.

INVESTMENT SECURITIES

Investment securities were approximately $18.3 million, or 13% of total assets, at June 30, 2005, an increase of $3.0 million from December 31, 2004. We purchased $6.5 million in investment securities during the first two quarters of 2005, while maturities, calls, sales and principal pay-downs provided cash of $3.5 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 29.7% of the portfolio at June 30, 2005 and 31.0% at December 31, 2004.

At June 30, 2005 and December 31, 2004, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale was $56,000 at June 30, 2005, a decrease of $19,000 from December 31, 2004, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first two quarters of 2005, loans increased $6.7 million to $107.9 million at June 30, 2005.

                                       Loans by Type
                                        June 30, 2005          December 31, 2004
                                      --------------------- --------------------
Commercial, financial and agricultural       $31,886                    $29,197

Real estate - construction                    26,601                     23,552

Real estate - mortgage                        37,526                     38,320

Installment loans to individuals              13,427                     11,566
                                      --------------------- --------------------
Loans, gross                                $109,440                   $102,635
Less:

Allowance for loan losses                     (1,294)                    (1,271)

Unearned loan fees                              (167)                      (137)
                                      --------------------- --------------------
                                            $107,979                   $101,227
                                      ===================== ====================


Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                                      Non-Performing Assets

                                        June 30, 2005         December 31, 2004
                                ------------------------ -----------------------
Non-accrual loans(1)                        $         88         $           546
Loans past due greater than
90 days and still accruing interest                   58                       -

Restructured loans                                   275                     257

Other real estate owned                                0                     335
                                ------------------------ -----------------------
Total Non-Performing Assets                 $        421         $         1,138
                                ======================== =======================

(1) Included in non-accrual loans are $88,000 and $546,000 of loans considered impaired as of June 30, 2005 and December 31, 2004, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had no Other Real Estate Owned as of June 30, 2005. The balance of Other Real Estate Owned at December 31, 2004, totaled $335,000. We have 3 relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS

Deposits grew approximately $14.0 million to $118.7 million at June 30, 2005 from $104.7 million at December 31, 2004. Core deposits, which include regular savings, money market, NOW and demand deposits, were $57.5 million, or 48.4% of total deposits, at June 30, 2005. Core deposits were 57.5% of total deposits at December 31, 2004. Time deposits totaled $61.2 million at June 30, 2005, an increase of approximately $16.7 million from $44.5 million at December 31, 2004. The increase in time deposits represents more aggressive deposit pricing for time deposits in the first two quarters of 2005, due to the funding requirements of our loan portfolio growth.

                       Deposit Balances By Type
                                                          December 31,
                                      June 30, 2005           2004
                                 -------------------- -----------------
Demand Deposits:
Non-interest bearing demand
accounts                                 $    11,574       $    11,958

NOW and money market accounts                 42,440            44,966
Savings accounts                               3,504             3,374
                                 -------------------- -----------------
Total demand deposits                         57,518            60,298
                                 -------------------- -----------------
Term Deposits:
Less than $100,000                            38,199            29,879
$100,000 or more                              23,041            14,622
                                 -------------------- -----------------
Total Term Deposits                           61,240            44,501
                                 -------------------- -----------------
Total Deposits                           $   118,758       $   104,799
                                 ==================== =================

CAPITAL

During the first two quarters of 2005, stockholders' equity increased $513,000 to $9.8 million, due to net income for the first two quarters of 2005 of $493,000 and proceeds from the exercise of stock options of $33,000 offset a decline in accumulated other comprehensive income of $12,000.

Regulatory Capital
                                     TnBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)


                                                                                June 30, 2005
                                                                   -----------------------------------------
                                                                     Bank        Well           Minimum
                                                                              Capitalized     Regulatory
                                                                                Levels        Requirement
                                                                   --------- -------------- ----------------
Tier 1 Capital as a percentage of risk-weighted assets                10.1%           6.0%             4.0%

Total Capital as a percentage of risk-weighted assets                 11.3%          10.0%             8.0%

Tier 1 capital to average assets                                       8.3%           5.0%             5.0%

                                                                              December 31, 2004
                                                                   -----------------------------------------
                                                                     Bank        Well           Minimum
                                                                              Capitalized     Regulatory
                                                                                Levels        Requirement
                                                                   --------- -------------- ----------------
Tier 1 Capital as a percentage of risk-weighted assets                 8.9%           6.0%             4.0%

Total Capital as a percentage of risk-weighted assets                 10.1%          10.0%             8.0%

Tier 1 capital to average assets                                       7.4%           5.0%             5.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At June 30, 2005, we held $18.3 million in available-for-sale securities. Deposits increased approximately $14.0 million during the first two quarters of 2005. We had $3.0 million in available federal funds lines and approximately $7.6 million in available borrowings from the Federal Home Loan Bank as of June 30, 2005.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2005, the Company had $461,000 in repurchase agreement balances outstanding.

At June 30, 2005, the Company had capital of $9.8 million, or 6.94% of total assets as compared to $9.3 million, or 7.4% at December 31, 2004. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiary is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders

The annual meeting was held on April 26, 2005 and the following proposals were voted upon by the shareholders:

Proposal 1. To elect nine directors to serve until the next Annual Meeting of Shareholders and until their successor are elected and qualified:

                                                 For       Against     Abstain
                                             ----------- ----------- -----------

J. Michael Anderson                             283,000           -      47,641

Larry Beeman                                    283,100           -      47,541

A.P. Cappiello                                  280,032           -      50,609

Victor I. Dodson                                328,526           -       2,115

J. Frank Jamison                                283,100           -      47,541

Terry L. Kerbs                                  283,100           -      47,541

Thomas E. Tuck                                  330,041           -         600

Thomas D. Moye                                  283,100           -      47,541

W. Robert Witt                                  283,100           -      47,541

Proposal 2. To ratify the appointment of Pugh & Company, Certified Public Accountants, as auditors for 2005:

                                                  For       Against     Abstain
                                             ----------- ----------- -----------
                                                328,840       1,000         801

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K
              None.

                                   FORM 1O-QSB
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 Tennessee Valley Financial Holdings, Inc.




Date: August 12, 2005            By: /s/Jason Wilkinson
                                    --------------------------------------------
                                        Jason Wilkinson
                                        Vice President