Form 10QSB
period 2005-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2005-11-14
CIK 1175158

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005

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

     The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 536,545 on November 14, 2005.

                                   FORM 10-QSB
                                      Index

                                                                                                          Page
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheet
                  as of September 30, 2005 (unaudited) and December 31, 2004..................................3

                  Condensed Consolidated Statement of Income
                  for the three and nine months ended September 30, 2005 and 2004 (unaudited).................4

                  Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2005 (unaudited).............................6

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2005 and 2004 (unaudited)...................................7

                  Condensed Consolidated Statements of Comprehensive Income
                  for the nine months ended September 30, 2005 and 2004 (unaudited)...........................8

                  Notes to Unaudited Condensed Consolidated Financial Statements...........................9-12

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................13-20

      Item 3.     Controls and Procedures....................................................................21

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

      Item 4.     Submission of Matters to a Vote
                  of Securities Holders......................................................................21

      Item 5.     Other Information..........................................................................21

      Item 6.     Exhibits and Reports on Form 8-K...........................................................21

Signature....................................................................................................22

                    Tennessee Valley Financial Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)
                                   (Unaudited)

                                                          September 30, 2005                December 31, 2004
                                                             (Unaudited)
                                                    -------------------------------- ---------------------------------
Assets
Cash and due from banks                                      $                2,880             $               2,369
Federal funds sold                                                            5,996                                 -
                                                    -------------------------------- ---------------------------------
Cash and cash equivalents                                                     8,876                             2,369

Investment Securities:
Investment Securities available for sale, at Fair
Value                                                                        19,296                            15,325
Loans, net                                                                  106,935                           101,227
Loans Held for Sale, at Fair Value                                              679                               859
Banking premises and equipment, net                                           4,660                             4,169
Accrued interest receivable                                                     737                               672
Other real estate owned                                                           -                               335
Prepaid expenses and other assets                                               475                               381
                                                    -------------------------------- ---------------------------------
Total Assets                                                 $              141,658             $             125,337
                                                    ================================ =================================

Liabilities and Stockholders Equity
Deposits                                                     $              119,299             $             104,799
Securities sold under agreements to repurchase                                  459                               353
Other Borrowings                                                              8,773                            10,315
Accrued interest payable                                                        589                               355
Long Term Subordinated Debt                                                   2,062                                 0
Other liabilities                                                               485                               260
                                                    -------------------------------- ---------------------------------
Total Liabilities                                                           131,667                           116,082
                                                    -------------------------------- ---------------------------------

Stockholders Equity:
Common Stock, $1.00 Par Value, 2,000,000
shares authorized, 536,150 issued and outstanding                               536                               534
in 2004, 534,130 issued and outstanding in 2003.

Capital in excess of par value                                                6,522                             6,491
Retained Earnings                                                             2,905                             2,183
Accumulated other comprehensive income                                           28                                47
                                                    -------------------------------- ---------------------------------
Total Stockholders Equity                                                     9,991                             9,255
                                                    -------------------------------- ---------------------------------
Total Liabilities and Stockholders Equity                    $              141,658             $             125,337
                                                    ================================ =================================

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                   (In Thousands except for per share amounts)
                                   (Unaudited)

                                                             For the three months ended         For the nine months ended
                                                                   September 30,                      September 30,
                                                                2005             2004            2005              2004
                                                          ----------------- --------------- ---------------- -----------------
Interest Income:
Loans, including fees                                         $      2,043   $       1,622     $      5,787       $     4,577
Investment securities                                                  176             149              477               435
Federal funds sold                                                      54               4              142                 9
Other interest income                                                    7               -               20                 -
                                                          ----------------- --------------- ---------------- -----------------
Total interest income                                                2,280           1,775            6,426             5,021
                                                          ----------------- --------------- ---------------- -----------------
Interest Expense:

Deposits                                                               724             418            1,953             1,180
Advances from the Federal Home Loan Bank and other
 borrowings                                                             90              92              276               271
Trust Preferred Interest Expense                                        34               -               62                 -
                                                          ----------------- --------------- ---------------- -----------------
Total interest expense                                                 848             510            2,291             1,451
                                                          ----------------- --------------- ---------------- -----------------
Net interest income                                                  1,432           1,265            4,135             3,570
Provision for loan losses                                              150              99              256               145
                                                          ----------------- --------------- ---------------- -----------------
Net interest income after provision for loan losses                  1,282           1,166            3,879             3,425
                                                          ----------------- --------------- ---------------- -----------------
Non-interest income

Service charges on deposit accounts                                    106             104              295               295
Fees on sale of mortgage loans                                         114              97              284               263
Net gains (losses) on sales of investment securities
 available for sale                                                      4               -                5                23
Other income                                                            45              15               88                65
                                                          ----------------- --------------- ---------------- -----------------
Total non-interest income                                              269             216              672               646
                                                          ----------------- --------------- ---------------- -----------------
Non-interest expense

Salaries and employee benefits                                         536             472            1,610             1,441
Net occupancy expense                                                  181             167              497               446
Data processing fees                                                   113              75              275               208
Advertising and promotion                                               40              31               94               107
Office supplies and postage                                             44              46              126               138
Legal and professional                                                  62              60              215               136
Loan Expense                                                            63              54              169               172
Other                                                                  125             125              399               351
                                                          ----------------- --------------- ---------------- -----------------
Total non-interest expense                                           1,164           1,030            3,385             2,999
                                                          ----------------- --------------- ---------------- -----------------

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                   Condensed Consolidated Statements of Income
                              Continued from Page 4
                   (In Thousands except for per share amounts)
                                   (Unaudited)

Income before income tax expense                                       387             352            1,166             1,072
Income tax expense                                                     158             151              444               384
                                                          ----------------- --------------- ---------------- -----------------
Net Income                                                     $       229      $      201        $     722       $       688
                                                          ================= =============== ================ =================
Basic Earnings per Common Share                               $       0.43      $     0.38      $      1.36      $       1.29
                                                          ================= =============== ================ =================
Diluted Earnings per Common Share                             $       0.43      $     0.38      $      1.34      $       1.29
                                                          ================= =============== ================ =================
Weighted average common shares (Denominator Basic EPS)
                                                                   532,130         532,030          532,130           532,752

Dilutive effect of stock options                                     5,577           2,603            5,577             2,603
                                                          ----------------- --------------- ---------------- -----------------
Weighted average common shares and common stock
equivalents (Denominator Diluted EPS)                              537,707         534,633          537,707           535,355
                                                          ================= =============== ================ =================




The notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
       Condensed Consolidated Statement of Changes in Stockholders Equity
                  For the nine months ended September 30, 2005

                                       Common Stock       Capital in    Retained Earnings   Accumulated Other         Total
                                                        Excess of Par                         Comprehensive       Stockholders
                                                            Value                             Income (Loss)          Equity
                                     ---------------------------------------------------------------------------------------------
Balances at December 31, 2004               $      534      $    6,491     $        2,183       $           47      $       9,255

Net income                                                                            722                                     722

Other comprehensive income (loss)                                                                       (19)                  (19)

Sold 2,020 shares of common stock
per
officer stock option                                 2              31
                                     ---------------------------------------------------------------------------------------------

                                     =============================================================================================

Balances at September 30, 2005              $      536      $    6,522      $       2,905       $        28         $       9,991
                                     =============================================================================================



The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
                 Condensed Consolidated Statement of Cash Flows
                                 (In Thousands)
                     For the Nine Months ended September 30,

                                                                                               2005                  2004
                                                                                       --------------------- ---------------------
Cash Flows from Operating Activities:
Net Income                                                                                   $          722        $          688
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                            256                   145
   Amortization of premium on investment securities,                                                     30                    62
   Depreciation                                                                                         177                   155
   Net (gain) loss on sale of available for sale securities                                              (5)                  (23)
   Stock dividends on FHLB Stock                                                                        (19)                  (17)

Changes in operating assets and liabilities:

   Accrued interest receivable                                                                          (65)                   (2)
   Other assets                                                                                         (83)                  (43)
   Accrued interest payable and other liabilities                                                       459                  (244)
                                                                                       --------------------- ---------------------
     Net cash provided by operating activities                                                        1,472                   741
                                                                                       --------------------- ---------------------
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities                                       3,162                 1,489
Proceeds from maturities and calls of available for sale investment securities                        2,222                 3,761
Purchases of available for sale investment securities                                                (9,391)               (5,894)
Loans originated, net of payments received                                                           (5,931)              (11,859)
Additions to banking premises and equipment                                                            (668)                 (619)
Sale of other real estate owned                                                                         335                    20
Net (increase) decrease in loans held for sale                                                          180                   130
                                                                                       --------------------- ---------------------
     Net cash used in investing activities                                                          (10,091)              (12,972)
                                                                                       --------------------- ---------------------
Cash Flows from Financing Activities:

Increase in deposits, net                                                                            14,500                16,896
Repurchase of common stock                                                                                0                   (41)
Proceeds from Trust Preferred Issuance                                                                2,062                     0
Proceeds from securities sold under agreements to repurchase and other borrowings,
 net of principal repayments                                                                         (1,436)                 (575)
                                                                                       --------------------- ---------------------
Net cash provided by financing activities                                                            15,126                16,280
                                                                                       --------------------- ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                  6,507                 4,049
Cash and Cash Equivalents, Beginning of Period                                                        2,369                 2,145
                                                                                       --------------------- ---------------------
Cash and Cash Equivalents, End of Period                                                    $         8,876       $         6,194
                                                                                       ===================== =====================

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings                                                2,057                 1,426
Income taxes paid                                                                                       456                   636

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure                                                  35                    85
Purchase of building financed by capital lease obligation                                                 -                   488
Proceeds from Issuance of common stock for payment of Director's Fees                                    33                     0
Change in unrealized gain (loss) on available for sale investment securities                            (29)                  (45)
Change in deferred tax associated with unrealized gain (loss) on investment
   securities available for sale                                                                        (11)                  (14)

Change in net unrealized gain (loss) on available for sale investment securities                        (19)                  (31)

The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
            Condensed Consolidated Statements of Comprehensive Income
              For the nine months ended September 30, 2005 and 2004
                                 (In Thousands)
                                   (Unaudited)

                                                                                        2005              2004
                                                                                  ----------------- -----------------
Net Income                                                                               $     722         $     688
                                                                                  ----------------- -----------------
Other comprehensive income, net of tax:

   Unrealized gains/losses on investment securities                                            (25)              (22)

   Reclassification adjustment for gains/losses included in net income                          (5)              (23)

   Income taxes related to unrealized gains/losses on investment securities                     11                14
                                                                                  ----------------- -----------------

Other comprehensive income (loss), net of tax                                                  (19)              (31)
                                                                                  ----------------- -----------------

Comprehensive income                                                                     $     703         $     657
                                                                                  ================= =================



The accompanying notes are an integral part of these financial statements.

            Tennessee Valley Financial Holdings, Inc. and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                           September 30, 2005 and 2004


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

Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

     - Economic conditions (both generally and more specifically in the markets in which we operate);

     - Competition for our customers from other providers of financial services;

     - Government legislation and regulation (which changes from time to time and over which we have no control);

     - Changes in interest rates; and

     - Material unforeseen changes in liquidity, results of operations, or financial condition of our customers.

These risks are difficult to predict and many of them are beyond our control.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with our audited financial statements for the year ended December 31, 2004.

Financial information as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005, and cash flows for the nine month periods ended September 30, 2005 and 2004 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

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


NOTE 3 - COMMITMENTS

As of September 30, 2005, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $25 million and commitments to advance existing home equity and other credit lines in the amount of $14 million. In addition, the Company has also conveyed $962,000 in standby letters of credit.

NOTE 4 - OTHER BORROWINGS

The following table summarizes the Company's other borrowings as of September 30, 2005 and December 31, 2004, respectively.

                                           September 30, 2005       December 31, 2004
                                           ---------------------- -----------------------
Federal Home Loan Bank Advances            $             8,500         $        9,700

Fed Funds Purchased                                          -                    375

Capital Lease Obligations                                  223                    240

Other borrowings                                            50                      -

                                           ---------------------- -----------------------
Total Other Borrowings                     $             8,773         $       10,315
                                           ====================== =======================

NOTE 5 - STOCK OPTIONS

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

(In Thousands, Except Per Share Data)
                                                      Quarter Ended September 30,       Nine Months Ended September 30,
                                                    --------------- ----------------- ------------------- -----------------
                                                         2005             2004               2005               2004
                                                    --------------- ----------------- ------------------- -----------------

Net Income, as Reported                             $          229  $            201  $              722  $            688
Less: Total Stock-Based Employee Compensation
   Expense Determined Under Fair Value Based
   Method for All Awards, Net of Related Tax
   Effects                                                      10                 0                  22                 -
                                                    --------------- ----------------- ------------------- -----------------

Pro Forma Net Income                                $          219  $            201  $              700  $            688
                                                    =============== ================= =================== =================
Earnings Per Share:

   Basic - as Reported                              $         0.43  $           0.38  $             1.36  $           1.29
                                                    =============== ================= =================== =================

   Basic - Pro Forma                                $         0.41  $           0.38  $             1.31  $           1.29
                                                    =============== ================= =================== =================


   Diluted - as Reported                            $         0.43  $           0.38  $             1.34  $           1.29
                                                    =============== ================= =================== =================

   Diluted - Pro Forma                              $         0.41  $           0.38  $             1.30  $           1.29
                                                    =============== ================= =================== =================

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board's discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,457 shares of common stock for issuance during the term of the plan. In 1999, the board of directors awarded a total of 15,600 options at exercise prices ranging from $16 to $19.50 per share. These prices were equal to the fair value of the stock on the date the options were granted. The options vest over a four-year period, 13,480 of which are vested and remain unexercised as of September 30, 2005.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the quarter ending September 30, 2005 and 2004.


                           Nine Months September 30,
                             2005           2004
                         -------------------------------
Dividend Yield              1.37%           1.37%
Expected Life              6 years         6 years
Expected Volatility          10%             10%
Risk-Free Interest Rate      5.2%           5.2%

A summary of the status of the Company's stock option plans is presented below:

                                             Nine Months Ended                Nine Months Ended
                                                September 30,                   September 30,
                                                   2005                              2004
                                     -------------------------------------------------------------------
                                         Shares           Weighted         Shares          Weighted
                                                          Average                          Average
                                                       Exercise Price                   Exercise Price
                                     ---------------- ----------------- -------------- -----------------
Outstanding at

   Beginning of Period                        15,500    $  16.22               14,500       $     16.00

Granted                                       44,000    $  26.00                    0

Exercised                                     (2,020)   $  16.00                    0

Forfeited                                       (250)   $  26.00                    0
                                     ----------------                   --------------
Outstanding at

   End of Period                              57,230    $  23.65               14,500       $     16.00
                                     ================ ================= ============== =================
Options Exercisable

   at Period-End                              13,230    $  16.26               14,500       $     16.00
Weighted Average Fair
   Value of Options Granted
   During the Period                            2.12                              N/A


Information pertaining to options outstanding at September 30, 2005 is as follows:

                                                      Weighted Average      Weighted                           Weighted
                                         Number           Remaining          Average           Number          Average
     Range of Exercise Prices          Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
------------------------------------ ---------------- ------------------ ---------------- ----------------- ---------------


$16.00 - $26.00                               57,230      3.5 years       $     23.65            13,230       $     16.26

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2005 AND 2004

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending September 30, 2005 we earned net income of $229,000 or $0.43 per share as compared to $201,000 or $0.38 per share for the corresponding period in 2004. For the first three quarters of 2005, net income was $722,000 and $688,000 for the same period in 2004. Net income has benefited from the continued rising interest rate environment as evidence in the increase in interest income for both the three month and nine month periods for 2005 as compared to the same periods in 2004. Conversely, the current rate environment has also impacted interest expense for these periods, however, the overall net interest income effect remains positive. The table below presents certain key financial ratios for the first three quarters of 2005 and 2004.

                                         For the nine months ending
                                               September 30,
                                          2005                2004
                                   ------------------- -------------------
Return on Average Assets                        0.70%               0.80%
Return on Average Equity                        8.80%              10.53%
Earnings per share - basic                $      1.36         $      1.29

NET INTEREST INCOME

Net interest income was $4.1 million for the first three quarters of 2005, an increase of approximately 16% or $565,000 over the same period in 2004. The increase in net interest income was due primarily to an increase in the volume of earnings assets coupled with the continued rising rate environment for the first three quarters of 2005 as compared to 2004. The Net Interest Margin has slightly declined due to the overall increase of cost of funds due to increasing interest rates. Net interest income was $ 1.4 million for the third quarter of 2005 as compared to $1.3 million for the same period in 2004. The slight increase in net interest income for the third quarter of 2005 as compared to the third quarter of 2004 can be attributed to an increase in the volume of earning assets. Average loans increased approximately $14.1 million to $106.7 million at September 30, 2005, as compared to $92.6 million at September 30, 2004. Average loans were approximately 82% of total earning assets at September 30, 2005 and 85% at September 30, 2004.

The yield on total earning assets increased by 44 basis points for the first three quarters of 2005 as compared to the first three quarters of 2004. The primary reason for the increase in yields on earning assets was due to the continued increase in general interest rates over the past 15 months. The increase in general interest rates resulted in increased earning asset yields primarily due to the affect of the level of loans tied to prime and other floating rate instruments. Additionally, the increased volume of newly acquired earning assets (i.e. loans originated, securities purchased, and federal funds sold) during 2005 were added at higher yields. Loan yields increased 64 basis points in 2005 from the same nine month period in 2004. Investment yields slightly increased 16 basis points to 4.30% during the first three quarters of 2005 as compared to the same period in 2004, again due to the increase in the general interest rate environment. The most significant increase in both volume and yield is noted in federal funds sold. The volume increased from $1.1 million to $6.5 million for the nine month period in 2005 as compared to the same period in 2004. Yields on federal funds sold, the rates on which can change overnight, increased 184 basis points. The impact of a changing rate environment is most noticeable in the federal funds sold sector of earning assets due to their short term nature and the entire volume subject to fluctuations in rates.

Total interest expense was approximately $2.2 million for the first three quarters of 2005, a 54% increase as compared to the same period in 2004. The average rate on interest-bearing deposits was 2.46% for the first three quarters of 2005, 66 basis points higher than the average rate on deposits during the first three quarters of 2004. The increase in the rates on deposits during 2005 as compared to 2004 can be attributed to the steady increase in interest rates since July 2004. The average cost of borrowed funds was 3.88% for the first three quarters of 2005 and 3.82% for the first three quarters of 2004. The overall yield on rate-bearing liabilities was 2.36% for the first three quarters of 2005 compared to 1.83% for the same period in 2004.

                                                Nine Months Ended (In thousands)             Nine Months Ended (In thousands)
                                                       September 30, 2005                           September 30, 2004
                                           ------------------------------------------- ---------------------------------------------
                                           Average Balance    Interest     Yield/Rate  Average Balance      Interest      Yield/Rate
                                           ---------------- -------------- ----------- ----------------- ---------------- ----------
Loans(1) (2)                                 $     106,748    $     5,787       7.23%      $     92,656      $     4,577      6.59%
Investment securities(3) (5)                        16,958            547       4.30%            14,891              462      4.14%
Federal funds sold                                   6,477            142       2.92%             1,111                9      1.08%
                                           ---------------- --------------             ----------------- ---------------- ----------
Total earning assets                               130,183          6,476       6.63%           108,658            5,048      6.19%
                                                            --------------                               ----------------
Other assets                                         7,511                                        6,485
                                           ----------------                            -----------------
Total Assets                                       137,694                                      115,144
                                           ================                            =================

Interest-bearing deposits                          105,720          1,952       2.46%            87,388            1,180      1.80%
Demand deposits                                     10,706              -       0.00%             9,026                -      0.00%
Securities sold under agreements to
 repurchase and other borrowings                     9,511            277       3.88%             9,452              271      3.82%
                                           ---------------- --------------             ----------------- ---------------- ----------
Total rate-bearing liabilities                     125,937          2,229       2.36%           105,866            1,451      1.83%
Other liabilities                                      821                                          563
                                           ----------------                            -----------------
Total Liabilities                                  125,484                                      106,429
                                           ----------------                            -----------------
Total Stockholders' Equity                          10,936                                        8,715
                                           ----------------                            -----------------
Total Liabilities and Stockholders'
 Equity                                            137,694                                      115,144
                                           ================                            =================
                                                            --------------                               ----------------
Net interest income                                           $     4,247                                    $     3,597
                                                            ==============                               ================
                                                                           -----------                                    ----------
Net interest spread                                                             4.27%                                         4.36%
                                                                           ===========                                    ==========
Net interest margin(4)                                                          4.35%                                         4.41%
                                                                           ===========                                    ==========

(1) Gross of allowance for loan losses
(2) Includes average non-accrual loans
(3) Excludes the impact of the average net unrealized loss on securities available for sale
(4) Net interest  income  divided by total earning assets
(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

Our profitability is dependent to a large extent upon net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. We will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company's net income through a narrower interest margin and reduced lending volume.

Our Asset/Liability Committee ("ALCO" committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee is scheduled to meet at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of our assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and the liquidity position.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. We have a negative gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $256,000 for the first three quarters of 2005, compared to $145,000 for the first three quarters of 2004. For the third quarter of 2005 the provision for loan losses was $149,500 compared to $99,000 during the third quarter of 2004. The increase in the provision for loan losses for the first three quarters of 2005 can be primarily attributed to the need for additional funding of the Loan Loss Reserve based on two large credits being downgraded from satisfactory status to the doubtful category in the third quarter of 2005. The provision expense for September 2005 alone was $142,500 as a result of the reclassification of the credits previously mentioned. The balance of the allowance for loan losses at September 30, 2005 was $1.41 million (1.30% of gross loans) compared to $1.27 million (1.24% of gross loans) at December 31, 2004. Net charge-offs for the first three quarters of 2005 were $115,000 as compared to $200,000 for the first three quarters of 2004. As a percentage of average loans, the annualized rate of net charge-offs was 0.11% for the first three quarters of 2005 compared to a 0.22% ratio for the same period in 2004.

As of September 30, 2005, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less analysis for unallocated reserve amounts.

                    Analysis of the Allowance for Loan Losses
                     For the Nine Months Ended September 30,
                                                             2005              2004
                                                       ----------------- ------------------
Average Loans Outstanding                                $      106,748       $     92,656
                                                       ================= ==================
Allowance at beginning of period
                                                             $    1,271       $      1,283
Charge-offs:

Commercial, financial and agricultural                                2                 83
Real Estate - construction

Real Estate - mortgage                                               57                  8

Installment - consumer                                                                 126
Other
                                                       ----------------- ------------------
Total charge-offs                                                   131                217
                                                       ----------------- ------------------
Recoveries:
Commercial, financial and agricultural                               12
Real Estate - construction

Real Estate - mortgage                                                3                  5

Installment - consumer                                                1                 12
Other
                                                       ----------------- ------------------
Total recoveries                                                     16                 17

Net charge-offs                                                     115                200
                                                       ----------------- ------------------
Provision for loan losses
                                                                    256                145
                                                       ----------------- ------------------
Balance at end of period                                  $       1,412      $       1,228
                                                       ================= ==================
Ratio of net charge-offs during the period to                     0.11%              0.22%
average loans outstanding during the period

NON-INTEREST INCOME

Total non-interest income was approximately $672,000 for the first three quarters of 2005 compared to $646,000 for the same period in 2004. For the third quarter of 2005, non-interest income increased to $269,000 from $216,000 in the third quarter of 2004. Increases in non-interest income for the first three quarters of 2005 and the third quarter of 2005 as compared to the same period in 2004 are noted mortgage fee income and other income. Sub categories of other income that have improved include ATM fee income and investment fee income. Fees on sales of mortgage loans increased to $284,000 during the first three quarters of 2005 as compared to approximately $263,000 during the first three quarters of 2004. Fees on the sale of mortgage loans were $114,000 for the third quarter of 2005 as compared to $97,000 for the same period in 2004. ATM fee income increased to $40,000 in the first three quarters of 2005 as compared to $26,000 for the same nine month period in 2004. Investment fee income has increased to $16,000 for the first three quarters 2005 compared to $2,000 for the same period in 2004. Management attributes these improvements to increased ATM charges for non customers and investment department growth and performance since year-end 2004, respectively.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $3.4 million for the first three quarters of 2005 as compared to $3.0 million during the first three quarters of 2004. Non-interest expense (annualized) as a percent of total average assets was 3.28% for the first three quarters of 2005 compared to 3.47% for the first three quarters of 2004. Although an increase in the actual amount of non-interest expense is evident, the ratio to average assets has improved based on overall asset growth. The increase in non-interest expense during the first three quarters of 2005 as compared to the same period in 2004 can be primarily attributed to increases in data processing fees, legal and professional expenses, and other expenses. Data processing expense increased due to the need to upgrade our internal processing system in the third quarter of 2005. The increase in legal and professional expense is attributable in part to additional audit work required under new audit standards and expanded internal audit services employed by management. Non-interest expense increased $134,000 to $1.2 million for the third quarter as compared to the same period in 2004. The increase in these expenses can be attributed to the growth which has brought on the need for additional overhead expenses.

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

We recognized income tax expense of $444,000 and $384,000 for the first three quarters of 2005 and 2004, respectively. Income tax expense was $158,000 for the third quarter of 2005 as compared to $151,000 for the third quarter of 2004. The effective income tax rate for the Company was 38.1% for the first three quarters of 2005 and 35.8% for the first three quarters of 2004.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER  30, 2005 TO DECEMBER 31, 2004

Assets totaled $141.7 million at September 30, 2005, as compared to $125.3 million at December 31, 2004, an increase of 13%. The primary categories of asset growth were loans, federal funds sold, and investment securities. Loans, including loans held for sale, increased approximately $5.5 million, investments grew approximately $4.0 million, and federal funds sold increased approximately $6.0 million in the first three quarters of 2005. An approximate increase of $14.5 million in deposit growth funded the increases in the asset categories during the same period.

INVESTMENT SECURITIES

Investment securities were approximately $19.3 million, or 13.6% of total assets, at September 30, 2005, an increase of $4.0 million from December 31, 2004. We purchased $9.4 million in investment securities during the first three quarters of 2005, while maturities, calls, sales and principal pay-downs provided cash of $5.4 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 27.3% of the portfolio at September 30, 2005 and 32.6% at December 31, 2004.

At September 30, 2005 and December 31, 2004, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale was $45,000 at September 30, 2005, a decrease of $30,000 from December 31, 2004, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first three quarters of 2005, loans increased $5.7 million to $106.9 million at September 30, 2005.

                                         Loans by Type
                                               September 30, 2005         December 31, 2004
                                             ----------------------- ----------------------------
Commercial, financial and agricultural               $       31,637            $          29,197

Real estate - construction                                   26,848                       23,552

Real estate - mortgage                                       35,813                       38,320

Installment loans to individuals                             14,187                       11,566
                                             ----------------------- ----------------------------
Loans, gross                                        $       108,485           $          102,635
Less:

Allowance for loan losses                                    (1,411)                      (1,271)

Unearned loan fees                                             (139)                        (137)
                                             ----------------------- ----------------------------
                                                    $       106,935           $          101,227
                                             ======================= ============================

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

                              Non-Performing Assets

                                                     September 30, 2005       December 31, 2004
                                                   ----------------------- ------------------------
Non-accrual loans(1)                                         $        406              $       546
Loans past due greater than 90 days and still
accruing interest                                                      24                        -

Restructured loans(2)                                                 272                      257

Other real estate owned                                                                        335

                                                   ----------------------- ------------------------
Total Non-Performing Assets                                   $       702             $      1,138
                                                   ======================= ========================



(1) Included in non-accrual loans are $348,000 and $546,000 of loans considered impaired as of September 30, 2005 and December 31, 2004, respectively.

(2) Included in restructured loans are $187,000, as of September 30, 2005, also considered impaired.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had no Other Real Estate Owned as of September 30, 2005. The balance totaled $335,000 at December 31, 2004. We have three relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers' financial condition.

DEPOSITS

Deposits grew approximately $14.5 million to $119.3 million at September 30, 2005 from $104.8 million at December 31, 2004. Core deposits, which include regular savings, money market, NOW and demand deposits, were $57.6 million, or 48.3% of total deposits, at September 30, 2005. Core deposits were 57.5% of total deposits at December 31, 2004. Time deposits totaled $61.7 million at September 30, 2005, an increase of approximately $17.2 million from $44.5 million at December 31, 2004. The increase in time deposits represents more aggressive deposit pricing for time deposits in the first three quarters of 2005, due to funding requirements of our loan portfolio growth.

                       Deposit Balances By Type
                                 September 30, 2005   December 31, 2004
                                 -------------------- ------------------
Demand Deposits:
Non-interest bearing demand
accounts                             $        10,990     $       11,958

NOW and money market accounts                 42,889             44,966

Savings accounts                               3,718              3,374
                                 -------------------- ------------------

Total demand deposits                         57,597             60,298
                                 -------------------- ------------------
Term Deposits:

Less than $100,000                            37,875             29,879

$100,000 or more                              23,827             14,622
                                 -------------------- ------------------

Total Term Deposits                           61,702             44,501
                                 -------------------- ------------------
Total Deposits                       $       119,299    $       104,799
                                 ==================== ==================

CAPITAL

During the first three quarters of 2005, stockholders' equity increased $736,000 to approximately $10.0 million. The increase is due to net income for the first three quarters of 2005 of $722,000 and proceeds from the exercise of stock options of $33,000. These increases offset a decline in accumulated other comprehensive income of $19,000.

                               Regulatory Capital
                                     TnBank
     (Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                        September 30, 2005
                                                                            -------------------------------------------
                                                                             Bank         Well            Minimum
                                                                                      Capitalized       Regulatory
                                                                                         Levels         Requirement
                                                                            -------- --------------- ------------------
Tier 1 Capital as a percentage of risk-weighted assets                        10.3%            6.0%               4.0%

Total Capital as a percentage of risk-weighted assets                         11.6%           10.0%               8.0%

Tier 1 capital to average assets                                               8.4%            5.0%               5.0%

                                                                                        December 31, 2004
                                                                            -------------------------------------------
                                                                             Bank         Well            Minimum
                                                                                       Capitalized       Regulatory
                                                                                         Levels         Requirement
                                                                            -------- ---------------- -----------------
Tier 1 Capital as a percentage of risk-weighted assets                         9.8%             6.0%              4.0%

Total Capital as a percentage of risk-weighted assets                         11.1%            10.0%              8.0%

Tier 1 capital to average assets                                               7.7%             5.0%              5.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2005, we held $19.3 million in available-for-sale securities. Deposits increased approximately $14.5 million during the first three quarters of 2005. We had $3.0 million in available federal funds lines and approximately $8.5 million in available borrowings from the Federal Home Loan Bank as of September 30, 2005.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2005, the Company had $459,000 in repurchase agreement balances outstanding.

At September 30, 2005, the Company had capital of $10.0 million, or 7.1% of total assets as compared to $9.3 million, or 7.4% at December 31, 2004. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiary is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None.
Item 2.       Changes in Securities
              None.
Item 3.       Defaults Upon Senior Securities
              None.
Item 4.       Submission of Matters to a Vote of Security Holders
                 None
Item 5.       Other Information
              None.
Item 6.       Exhibits

              31.1  Certification Pursuant to Rule 13a-14(a)
              (Section 302 Certification), dated November 14, 2005, executed by Thomas E. Tuck, President and Chief Executive Officer of the Company.
              31.2  Certification Pursuant to Rule 13a-14(a)
              (Section 302 Certification), dated November 14, 2005, executed by Jason Wilkinson, Vice President (principal financial and accounting officer) of the Company.
              32.1  Certification Pursuant to 18 U.S.C. ss. 1350
              (Section 906 Certification), dated November 14, 2005, executed by Thomas E. Tuck, President and Chief Executive Officer of the Company.
              32.2  Certification Pursuant to 18 U.S.C. ss. 1350
              (Section 906 Certification), dated November 14, 2005, executed by Jason Wilkinson, Vice President (principal financial and accounting officer) of the Company.

                                   FORM 1O-QSB

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 Tennessee Valley Financial Holdings, Inc.





Date: November 14, 2005          By: /s/ Jason Wilkinson
                                     -----------------------------------------
                                       Jason Wilkinson, Vice President

                                                                   EXHIBIT 31.1
                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Thomas E. Tuck, certify that:

1. I have reviewed this quarterly report of Tennessee Valley Financial Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 14, 2005                       /s/Thomas E. Tuck
                                            ------------------------------------
                                               Thomas E. Tuck
                                               President and
                                               Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jason Wilkinson, certify that:

1. I have reviewed this quarterly report of Tennessee Valley Financial Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 14, 2005                        /s/ Jason Wilkinson
                                            ------------------------------------
                                                 Jason Wilkinson
                                                 Vice President

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

     In connection with this quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc., I, Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Tennessee Valley Financial Holdings, Inc.


     This Certification is signed on November 14, 2005.

                                        /s/Thomas E. Tuck
                                        ----------------------------------------
                                           Thomas E. Tuck
                                           President and Chief Executive Officer

                                                                    EXHIBIT 32.2

                                  CERTIFICATION
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

     In connection with this quarterly report on Form 10-QSB of Tennessee Valley Financial Holdings, Inc., I, Jason Wilkinson, Vice President (Principal Financial and Accounting Officer) of Tennessee Valley Financial Holdings, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Tennessee Valley Financial Holdings, Inc.


     This Certification is signed on November 14, 2005.

                                        /s/Jason Wilkinson
                                        ----------------------------------------
                                           Jason Wilkinson
                                           Vice President