Form 10KSB
period 2005-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2006-03-27
CIK 1175158

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒  Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2005

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Transition Period From  ______To______

Commission File Number 000-49863

Tennessee Valley Financial Holdings, Inc.

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Illinois Avenue Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(Zip Code)

 865-483-9444
(Issuer's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant’s revenues for the most recent fiscal year were $9,680,139.

At March 27, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,798,286.

As of March 27, 2006 registrant had 540,240 shares of its common stock outstanding.

DOCUMENTS INCORPATED BY REFERENCE
 Portions of the Proxy Statement with respect to the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB.

-

Table of Contents

Part I:
Item 1:	Description of Business	3-8
Item 2:	Description of Property	8
Item 3:	Legal Proceedings	8
Item 4:	Submission of Matters to a Vote of Security Holders	8

Part II:
Item 5:	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	9
Item 6:	Management’s Discussion and Analysis or Plan of Operation	10-21
Item 7:	Financial Statements	22-42

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 8A:	Controls and Procedures	43
Item 8B:	Other Information	43

Part III
Item 9:	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	43
Item 10:	Executive Compensation	43
Item 11:	Security Ownership of Certain Beneficial Owners and Management	43
and	Related Stockholders Matters	43
Item 12:	Certain Relationships and Related Transactions	43
Item 13:	Exhibits	44
Item 14:	Principal Accountant Fees and Services	44

Signatures

PART I

Item 1.  Description of Business

General

Tennessee Valley Financial Holdings, Inc. is a Tennessee business corporation formed for the purpose of acquiring TNBank, a Tennessee banking corporation, which we refer to as the “Bank,” by means of a share exchange thereby becoming a registered bank holding company under the Federal Reserve Act. On April 30, 2002, the shareholders of the Bank approved a plan of share exchange under which they exchanged their shares of the Bank, on a one for one basis, for our common shares. The exchange became effective on May 9, 2002. Our only activity is owning the Bank.

The Bank commenced operations as a state chartered bank on May 30, 1995. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office and three branch locations, one in Oak Ridge and two located in Knoxville. We also recently opened a Loan Production/Deposit Production Office in Maryville, Blount County, Tennessee. We anticipate this office to be converted to a full service branch in 2006.

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

The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions , which we refer to as the “TDFI” and the Federal Deposit Insurance Corporation, which we refer to as the “FDIC.”

Market Area

Our primary service area encompassing Anderson, Roane Knox, and Blount Counties, includes the cities of Oak Ridge in Anderson and Roane Counties, Clinton in Anderson County, Knoxville and Farragut in Knox County, and Maryville and Alcoa in Blount County. Oak Ridge has long been known for its intellectual resources and strong educational system. The city has been long recognized as a research center, in a large part due to the Oak Ridge National Laboratory and the United States Department of Energy facilities that began during the Manhattan Project. Oak Ridge’s population has remained at around 28,000 people for several years. Much of the Oak Ridge economy is related to the federal facilities located here associated with the United States Department of Energy. This makes the Oak Ridge economy somewhat more reliant upon federal budget appropriations, political decisions and international events than typical economic factors. During the early 1990’s, these facilities saw reductions in their workforce but recently have had steadier levels of employment.

Employees

At December 31, 2005 we had 63 full-time employees. Our employees are not represented by any union or other collective bargaining agreement and we believe our employee relations are satisfactory.

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2005, the net loan portfolio totaled $108.3 million, or 74% of total assets.

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

It is our policy to lend up to 90% of the appraised value of the real property securing a mortgage loan. However, we periodically originate loans exceeding this level based on mitigating circumstances and other credit factors. These credits are approved as loan-to-value exceptions and reported to the Board accordingly. The loan-to-value ratio on a home secured by a junior lien generally does not exceed 80% of the collateral, including the amount of the first mortgage. With respect to home loans granted for construction or combination construction/permanent financing, we will lend up to 80% of the appraised value of the property on an “as completed” basis. The loan-to-value ratio on multi-family residential and commercial real estate loans is generally limited to 80% of value. Consumer loans are considered to be loans to natural persons for personal, family or household purposes, and these loans may be unsecured or secured by real or personal property.

The maximum amount, as defined by TDFI’s Legal Lending Limit standards, which we could have loaned directly to any one borrower as of December 31, 2005, was approximately $2.9 million. Our largest loan relationship is approximately $2.0 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2005.

Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Residential Real Estate Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2005, $36.5 million or 33% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of this date, approximately $5.7 million, or 16% of these loans were adjustable rate mortgage loans.

Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. We originate consumer loans to provide a range of financial services to customers and create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2005, consumer loans amounted to $14.1 million or 13% of the total loan portfolio.

Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2005, the largest commercial relationship was $685,000 secured by inventory and accounts receivable. As of December 31, 2005, we had $18.5 million in commercial loans or 17% of the total loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson, Knox, Blount, and Roane Counties. These types of loans amounted to $15.2 million or 14% of the total loan portfolio as of December 31, 2005. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We offer balloon mortgages on commercial real estate and multi-family real estate loans with a fixed rate for up to five years.

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

If foreclosure is required, when completed, the property is sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, we then include the acquired real estate property in the other real estate owned “OREO” account until we sell the property. We are permitted under federal regulations to finance sales of real estate owned by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

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

Supervision and Regulation

As mentioned previously, the Bank is regulated primarily by the TDFI and FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investment securities that may be purchased. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are also affected significantly by the actions of the Federal Open Market Committee, which we refer to as the “FOMC,” of the Federal Reserve as a differentiating factor. The FOMC’s actions on interest rates significantly impacts the net interest margin and interest rate risk management activities of the Bank.

We, as a bank holding company, are regulated by the Federal Reserve Board under the Bank Holding Company Act of 1956, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before:

·	acquiring more than 5% of the voting shares of any bank, or
·	acquiring all or substantially all of the assets of a bank, and
·	before merging or consolidating with another bank holding company.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial service providers are frequently made in Congress, before the Tennessee legislature and the other various bank regulatory agencies. The likelihood of these changes occurring and the effect they may have on the Bank’s and our operations are difficult to predict.

Financial Modernization Legislation

The Gramm-Leach-Bliley (“G-L-B”) Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually.

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

The Bank
        The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. Management of the bank has entered into an agreement with the TDFI and FDIC to amend certain policies and procedures regarding certain deficiencies and internal routines and controls.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semi-annual statutory assessment. The Bank is subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital.

Payment of Dividends

Our payment of dividends depends to a great extent on the ability of the Bank to pay dividends to us. The Bank is subject to the provisions of the Tennessee Banking Act, which provides that dividends will be paid out of undivided profits. Capital surplus, however, must equal or exceed 50% of capital stock, and in the event capital surplus falls below 50% of capital stock, no dividends may be paid until net profits have been transferred to capital surplus so that it equals 50% of capital stock. Thereafter, 10% of net profits must be transferred to capital surplus prior to the payment of dividends until capital surplus equals capital stock. The Bank is also subject to the minimum capital requirements of the FDIC, which impact the Bank’s ability to pay dividends to us. If the Bank fails to meet these standards, it may not be able to pay dividends to us or to accept additional deposits because of regulatory requirements.

If, in the opinion of the applicable bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe and unsound practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Our payment of dividends may also be affected or limited by other factors. For example, the Bank is required to maintain adequate capital above regulatory guidelines.

Item 2.   Description of Property

We operate four full-service banking facilities and one Loan Production/Deposit Production Office (LPO/DPO). We own our two Oak Ridge branch facilities. We lease both the building and property of our Knoxville Farragut location and lease the land for our Cedar Bluff location while owning the building. Additionally, we lease space in Maryville, Tennessee, Blount County, which currently functions as an LPO/DPO offering limited lending and deposit functions. The Main Office is located at 401 South Illinois Avenue in Oak Ridge. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive thru services. The Main Office also houses the operations and bookkeeping departments, credit administration and most other administrative functions. Our Jackson Square branch is located at 900 Oak Ridge Turnpike in Oak Ridge. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository and drive thru services. Our Farragut branch is located at 11200 Kingston Pike in Knoxville, TN. It is a full service branch with approximately 4,000 square feet. The lease for Farragut is $6,000 monthly with a term of 10 years with two 5 year renewal options and a purchase option after the initial ten year term. Our Cedar Bluff branch is located at 1005 N. Cedar Bluff Road, Knoxville, TN. This property is leased at $2,917 per month. This lease was made effective March 15, 2004 and has an initial term of 20 years with four successive five-year renewal periods. Our Maryville LPO/DPO is located at 543 West Lamar Alexander Parkway, Maryville, TN 37801. We lease approximately 1,000 square feet for this office. Terms of the lease are $1,250 per month for one year with the option to renew for and additional two years with rent to be determined at renewal by both parties. Additionally, we own property located on E. Tri-County Blvd. in Oliver Springs. This location was obtained by foreclosure in 2004. The property has a 2,500 square foot commercial garage which we currently utilize for general storage.

Item 3.  Legal Proceedings

From time to time in the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. At this time, we do not believe any of these matters will result in a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our common stock. There is no significant likelihood that any market will develop in the future. There has been isolated trading of the common stock where shareholders wishing to transfer shares would do so in individually negotiated transactions. As of December 31, 2005, we had approximately 755 shareholders of record and 538,985 shares of common stock outstanding. The following table shows a range of high and low sales prices, to the best of management’s knowledge, for our common stock.

	High	Low
2004:
First Quarter	$19.50	$19.50
Second Quarter	19.50	19.50
Third Quarter	19.50	19.50
Fourth Quarter	19.50	19.50
2005:
First Quarter	$26.00	$26.00
Second Quarter	26.00	26.00
Third Quarter	26.00	26.00
Fourth Quarter	28.00	28.00

An independent written appraisal of the minority interest fair market value per share of the outstanding shares of common stock was completed by an independent third-party as of September 30, 2005. This evaluation yielded a price per share of $28.00.

The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1 “Description of Business - Payment of Dividends”. We paid a cash dividend of $0.28 per share during the fourth quarter of 2005. Shareholders were given the opportunity to reinvest these proceeds through a Dividend Reinvestment Plan established by the company in 2004. This plan is coordinated through our transfer agent, Illinois Stock Transfer Company. The price per share for 2005 reinvestment was $28.00. The 2005 participation in this program resulted in $68,327 of total dividends paid being reinvested in exchange for an additional 2,440 shares of common stock. We have allocated 25,000 shares of common stock for the purpose of the Dividend Reinvestment Plan. Shareholders not already enrolled in the plan can do so at any time for future participation. Additionally, current participants may amend allocations at their discretion. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividend would be or whether dividends would continue in future periods.

    On March 21, 2006, the board of directors approved a two for one stock split.  Holders of record on May 1, 2006 will be entitled to receive one additional share of our common stock for each share they currently hold.

The following table provides information about our equity compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance underequity compensation plan
Equity compensation plans approved by shareholders	53,980	$23.69	72,723
Equity compensation plans not approved by shareholders	0 ______________	NA ______________	0 ______________
Total	53,980	$23.69	72,723

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate.

Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

•	Economic conditions (both generally and more specifically in the markets in which we operate);
•	Competition for our customers from other providers of financial services;
•	Government legislation and regulation (which changes from time to time and over which we have no control);
•	Changes in interest rates; and
•	Material unforeseen changes in liquidity, results of operations, or financial condition of our customers.

These risks are difficult to predict and many of them are beyond our control.

Results of Operations for the Years Ended December 31, 2005 and 2004

General

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

We achieved net income of $935,000 for 2005 compared to $958,000 for 2004, a decrease of 2%. On a per share basis, we earned $1.75 per common share in 2005 compared to $1.80 per common share in 2004. The slight decrease in net income for 2005 can be attributed primarily to increases in interest expense, provision for loan losses, and non interest expense. Interest expense increased to $3.2 million in 2005 compared to $2.0 million in 2004. Provision expense for 2005 totaled $551,000 compared to 2004 expense of $229,000. Non-interest expense increased $449,000 from 2004. The increases in non-interest expense primarily relate to growth in overhead brought on by the growth in assets of the Bank and expenses related to the new Loan Production/Deposit Production Office in Maryville, Tennessee in 2005. Offsetting the increase in interest expense was an increase of $1.9 million in interest income aided by a rising rate environment. Non interest income slightly improved with a $77,000 increase in 2005. Net interest income increased $659,000 or 13% in 2005 as compared to 2004, primarily as a result of growth in earnings assets, particularly Federal Funds Sold and loans.

The table below presents certain key ratios.
Schedule I
Return on Assets and Equity
	2005	2004
Return on average assets	0.67%	0.82%
Return on average equity	8.36%	10.85%
Dividend payout ratio	16.04%	14.44%
Average equity to average assets	8.06%	7.54%

Earning Assets, Sources of Funds and Net Interest Income

Schedule II presents an analysis of interest earning assets and interest bearing liabilities of the Bank for the years ended December 31, 2005 and 2004.

Schedule II
Average Balances, Interest and Rate/Yield
	2005			2004
	Average Balance(1)	Interest (2)	Average Yield/Rate	Average Balance (1)	Interest (2)	Average Yield/Rate
Assets
Federal funds sold	$6,353	$201	3.16%	$1,318	$18	1.37%
Investment securities:
Available for sale:
Taxable	10,696	364	3.40%	9,115	289	3.17%
Tax exempt	6,279	302	4.81%	5,268	266	5.05%

FHLB Stock	587	27	4.60%	562	23	4.09%
Gross loans, including fees	107,315	7,884	7.35%	94,204	6,318	6.71%
Total interest earning assets	131,230	$8,778	6.69%	110,467	$6,914	6.26%
Cash and due from banks	2,498			2,028
All other assets	6,574			5,986
Less:
Reserve for loan losses	1,317			1,257
Unearned fees and interest	135			130
Total Assets	$138,850			$117,094

Liabilities and Shareholders' Equity
Interest bearing deposits:
Time deposits	$60,422	$2,054	3.40%	$45,515	$1,214	2.67%
Other deposits	46,097	671	1.46%	43,467	408	0.94%
FHLB advances and repurchase agreements and other	10,896	368	3.38%	9,392	362	3.85%
Total interest-bearing liabilities	$117,415	$3,093	2.63%	$98,374	$1,984	2.02%
Non-interest bearing deposits	10,850			9,296
Cost of funds			2.41%			1.84%
All other liabilities	893			595
Shareholders' equity	9,686			8,764
Unrealized gain (loss) on available for sale securities	6			65
Total Liabilities and Shareholders' Equity	$138,850			$117,094

Net interest spread			4.28%			4.42%

Net interest margin			4.33%			4.46%

_______________
(1)	Average Balances were computed averaging daily balances for the time specified.
(2)	Interest is computed based on a tax equivalent basis for tax exempt securities.

As seen from Schedule II, average interest earning assets grew $20.8 million or 19% during 2005 as compared to 2004. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew approximately $13.1 million, or 13.9%, in 2005 compared to 2004. Average Federal Funds Sold grew $5.0 million or 382% in 2005 as compared to 2004. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank Stock) increased approximately $2.6 million in 2005 as compared to 2004.

Average interest bearing liabilities grew $17.5 million or 18% in 2005 as compared to 2004. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank, which we refer to as the “FHLB.” and other borrowings. During 2005, average total deposits grew $17.5 million or 20% as compared to 2004. The majority of the average deposit growth during 2005 came from other time deposits, which include Certificates of Deposits. The notable increase in time deposits is primarily due to several deposit promotional programs.

The yield on average interest earning assets increased 43 basis points during 2005 to 6.69%. The primary reason for this increase can be attributed to the continued rising rate environment. The incremental raising of key interest rates by the Federal Reserve which began in July 2004 has continued through 2005. By December 2005, the Prime rate had increased 200 basis points from year-end 2004 to 7.25%. The yield on earning assets has benefited by the immediate upward adjustment of rates on our loans tied to prime rate, as well as the addition of new loans added at higher rates in the current rising rate environment.

The yield on loans for 2005 was 7.35%, an increase of 64 basis points as compared to 2004. The performance of the loan portfolio can be primarily attributed to the rising interest rate environment previously noted. New loans made during 2005 generally carried higher yields than loans originated in 2004. Yields on taxable investment securities increased 23 basis points while yields on tax-exempt securities (computed on a tax-equivalent basis) declined 24 basis points during 2005 as compared to 2004. The decline in yield on tax exempt investment securities can be attributed to the maturity or call of high yielding securities. As the balances in these high yielding securities declined, the overall yields were more influenced by newly acquired securities purchased at lower yields. The increase in the yield on taxable investment securities can be attributed to the sales and calls of lower yielding taxable securities while purchasing of higher yielding securities increased. Because of the increase in purchases, interest payments and prepayments (mortgage-backed securities) have increased leading to higher yields on taxable securities. The yield on federal funds increased 179 basis points in 2005 compared to 2004 directly related to the continued increasing interest rate environment.

Our cost of funds increased 57 basis points during 2005 to 2.41%. This level can be primarily attributed to the general interest rate environment described above. Rates on time deposits increased 73 basis points to 3.40% in 2005 as compared to 2004. Other interest-bearing deposits saw rates increase 52 basis points during 2005 to 1.46%. Rates on time deposits increased as lower yielding time deposits matured and were replaced with time deposits carrying higher rates. Other interest bearing deposits do not have contractual maturities; rates on those deposits can be changed at management’s discretion but are subject to competitive pressures and our need for liquidity. Rates on FHLB Advances, repurchase agreements and capital lease obligations increased 7 basis points during 2005 to 3.92% due to the overall interest rate environment. We have a Cash Management Line of Credit with the FHLB which is priced at an overnight interest rate. We anticipate the bank’s overall cost of funds will increase in the near future.

Our net interest margin decreased 13 basis points during 2005 as compared to 2004. Tightening of the net interest margin in 2005 compared to 2004 can be attributed to the addition of a larger volume of time deposits in relation to the addition of loans, our highest yielding earning asset.

Schedule III
Rate Volume Analysis (in thousands)
	2005 vs. 2004
	Increase (decrease) due to change in:
	Average Balance	Rate/Yield	Total
Interest Income
Federal funds sold	136	47	183
Securities available for sale	99	12	111
FHLB stock	1	3	4

Loans, including fees	929	637	1,566

Total interest income	1,165	699	1,864

Interest Expense
Interest-bearing deposits	367	736	1,103
FHLB advances, Repurchase Agreements and other	96	6	102
Total interest expense	463	742	1,205

Net change in net interest income	702	(43)	659

Non-Interest Income

Non-interest income increased approximately $77,000 or 9% in 2005 as compared to 2004 due primarily to increases in fees on loans sold, service charges on demand deposits, and other income. We offer traditional residential mortgage financing through the secondary market. Under this program, we originate residential mortgage loans, which are in turn funded and serviced by secondary market lenders and we receive fees for our loan origination, as well as, relinquish our loan servicing rights. Fees on loans sold increased approximately $27,000 during 2005 as compared to 2004. This increase was due mainly to a continued volume of mortgage refinancing driven by steady favorable mortgage rates. Service charges on demand deposits increased approximately $20,000 during 2005 as compared to 2004 due primarily to an increase in the volume of our deposit accounts and increased ATM fees for non-customers. Other income increased approximately $45,000 during 2005 as compared to 2004 primarily due to increased income realized by our internal investment department.

Non-interest income decreased approximately $546,000 or 40% in 2004 as compared to 2003 due primarily to substantial decrease in fees on loans sold. Fees on loans sold decreased approximately $562,000 during 2004 as compared to 2003. This decrease was a result of the declining volume of mortgage refinancing as compared to 2003. This was mainly due to an increasing rate environment beginning in July 2004. Gains on sales of investment securities AFS were due to investment sales to either meet liquidity needs or transactions aimed at improving the bank’s yield or interest rate risk profile by selling bonds and purchasing others. These proceeds were down approximately $27,000 from 2003. Service charges on demand deposits increased approximately $39,000 during 2004 as compared to 2003 due primarily to an increase in the volume of our deposit accounts. Other income increased approximately $4,000 during 2004 as compared to 2003.

-

Non-Interest Expense

Non-interest expense increased approximately $449,000, or 11% during 2005 as compared to 2004. This increase is mainly the result of two new branch locations which necessitates growth in non-interest expense to support safe and sound asset growth. One category of non interest expenses had increases of more than 20% from 2004. Data processing fees increased $102,000, or 35%, in 2005 compared to 2004. This increase was mainly due to expenses associated with network enhancement, maintenance, and processing fees for greater volumes of items due to growth factors. Salaries and employee benefits totaled $2.2 million, representing an increase of $239,000. Occupancy costs equaled $542,000, representing an increase of $78,000. Furniture and equipment depreciation and maintenance costs totaled $217,000, an increase of $19,000. Other expenses increased $62,000 over 2004.

Non-interest expense increased approximately $325,000, or 8% during 2004 as compared to 2003. This increase is mainly the result of growth in earning assets which necessitates growth in non-interest expense to support safe and sound asset growth. Two categories of non interest expenses had increases of more than 20% from 2003. These are advertising and promotion (increase of approximately $57,000 or 60%) and legal and professional expense (increase of approximately $59,000 or 64%). Advertising and promotion costs increased mainly due to the relocation of the Knoxville branch to Farragut and the promotional campaigns associated with that move. Legal and professional fees increased mainly increased due to upgrading of our internal audit procedures and costs related to being a publicly held company.

Income Taxes

We recognize income taxes under the asset and liability method established in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. Our deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management’s judgment relating to the realizability of such assets.

We recognized income tax expense of approximately $487,000 for 2005 compared to approximately $501,000 in 2004 and $584,000 in 2003. Our effective tax rate was 34.20% for 2005 and 34.40% for 2004.

Loan Losses and Credit Risk

The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management’s evaluation of the loan portfolio under current economic conditions, and other factors as in management’s best judgment deserve current recognition in estimating loan losses. The balance of the allowance for loan losses was $1,405,691 or 1.28% of gross loans outstanding at December 31, 2005. During 2005, the loan loss provision totaled $550,500, an increase of approximately $322,000 as compared to 2004. Although the net charge-off ratio increased to 0.39% from 2004 and steady loan growth continued, required reserve allocations were alleviated by the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified. As of December 31, 2005, management’s review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank’s loan policy and consistent with industry standards and regulatory guidance. The rates defined by our loan policy are determined based on a variety of factors including our historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower’s ability to repay the loan and the availability of the collateral. As of December 31, 2005 approximately $848,000 of the loan portfolio was considered specifically classified with approximately 14% of the allowance for loan losses related to these loans. We assigned the remaining 86% of the allowance for loan losses to the general population of loans.

Included in management’s formal analysis of the allowance for loan losses are loans considered impaired as provided in Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Loans in our lowest three adversely classified categories are considered for impairment. Due to the relatively small size of our loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $191,000 as of December 31, 2005 and $173,000 as of December 31, 2004. Schedules IV and V present a summary of our loan loss experience and reserve analysis during 2005 and 2004.

Schedule IV
Analysis of Loan Loss Reserve (in thousands)
	The year ended December 31,
	2005	2004
Balance at Beginning of Period	$1,271	$1,283
Charge-Offs:
Commercial, financial and agricultural	2	28
Real Estate - construction
Real estate - mortgage	240	63
Installment - consumer	205	182
Other	-	-
Total charge-offs	447	273

Recoveries:
Commercial, financial and agricultural	-	-
Real Estate - construction	-	-
Real estate - mortgage	30	5
Installment - consumer	1	27
Other	-	-
Total recoveries	31	32
Net charge-offs	416	241
Provision for loan losses	551	229

Balance at the End of Period	$1,406	$1,271

Ratio of net charge-offs to average loans outstanding	0.39%	0.26%

-

Schedule V
Allocation of Loan Loss Reserve (In thousands)
	For the year ended December 31,
	2005		2004
	$ Allocation	% Allocation	$	Allocation	% Allocation
Commercial, financial and agricultural	592	42%		450	35%
Real Estate - construction	22	2%		30	2%
Real estate - mortgage	577	41%		644	51%
Installment - consumer	215	15%		146	12%
Other	-	0%		-	0%

Total	$1,406			$1,270

Summary of Loans and Non-Performing Assets

Non-performing assets consist of
(a) loans no longer accruing interest due to doubts about future collectibility;
(b) loans more than 90 days past due for the last principal or interest payment;
(c) loans restructured due to the borrower’s inability meet the contractual loan terms; and
(d) other real estate owned by us, taken originally as loan collateral.
Schedule VI presents the amounts of non-performing assets at December 31, 2005 and 2004.

Schedule VI
Non-Performing Assets (in thousands)
	December 31,
	2005	2004
Non-accrual loans (1) (3)	$283	$546
Loans past due greater than 90 days and still accruing interest (2) (3)	10	0
Restructured loans (3)	125	257
Other real estate owned	0	335

Total Non-Performing Assets	$418	$1,138

(1)	Included in non-accrual loans is approximately $283,000 and $546,000 of loans considered impaired as of December 31, 2005 and 2004, respectively.
(2)
Loans past due 90 days or more and still accruing interest which were considered impaired as of December 31, 2005 totaled $10,000. There were no loans in this category at December 31, 2004. At December 31, 2005 approximately $185,000 of loans considered restructured were considered impaired.

(3)
Footnotes (1) and (2) disclose the amount of impaired loans in the categories presented in Schedule VI. At December 31, 2005 and 2004 respectively, there were $848,000 and $791,000 in loans considered impaired which were not in non-accrual status or were not past due 90 days or more and still accruing interest or were not considered restructured. These loans were considered impaired due to factors known to management which raised concerns about our ability to collect amounts due under the applicable loan agreement. Factors such as a known deterioration in the borrower’s financial condition or collateral position are considered in the decision to evaluate and recognize loans as being impaired.

We determine loans to be non-accruing when we determine that our ability to collect the unpaid balance of these loans is highly unlikely due to the financial position of the borrower and general economic conditions. Management makes this determination of classification on a case by case basis for problem loans. Generally, we review each loan 90 days or more past due monthly and we place on non-accrual status the loans for which we determine collection is doubtful. During 2005, we would have earned approximately $22,000 on loans in non-accrual status had these loans been current in accordance with their terms.

Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, we consider whether to place the loan on non-accrual status. However, until we make this classification, interest will continue to accrue.

Non-accrual loans decreased to approximately $282,000 as of December 31, 2005 compared to $546,000 as of December 31, 2004. The decrease in non-accrual loans is due primarily to management’s identification and monitoring of these credits along with diligent collection processes. Of the loans in non-accrual status as of December 31, 2004, $36,000 were charged off during 2005. Additionally, $476,000 were removed from nonaccrual status per payoffs, restructuring, or foreclosure while $23,000 remained in non-accrual status as of December 31, 2005, although this loan had paid down approximately $10,000 during 2005. Therefore, the loans in non-accrual status as of December 31, 2005 include approximately $23,000 in loans which were non-accrual as of December 31, 2004 and approximately $260,000 in loans added to non-accrual status during 2005. There was one loan totaling $10,000 that was past due over 90 days and still accruing interest as of December 31, 2005. It is our policy to place loans on non-accrual after they reach 90 days past due unless the loan is well collateralized.

Net charge-offs increased to $416,000 during 2005 as compared to $241,000 in 2004. The ratio of net charge-offs to average loans was 0.39% for 2005 and 0.26% for 2004. Increased charge-offs were primarily recognized due to overall loan volume growth and the fact that more inherent risks are present as the loan portfolio expands.

Loans increased $7.1 million to $108.3 million as of December 31, 2005 as compared to December 31, 2004. Management attributes this continued growth to a favorable interest rate environment, aggressive growth in the Knoxville market and the strong effort of our lending personnel. The primary categories of growth were construction and land development. commercial and industrial, and consumer loans.

Schedule VII
Loans by Type (in thousands)
	December 31,
	2005	2004
Loans secured by real estate:
Commercial properties	$15,209	$14,419
Construction and land development	25,610	23,552
Residential and other properties	36,143	38,320
Total loans secured by real estate	76,962	76,291

Commercial and industrial loans	18,510	14,778
Consumer loans and other	14,407	11,566
	109,879	101,635
Less: Allowance for loan losses	(1,406)	(1,271)
Unearned loan fees	(127)	(137)
	$108,346	$101,227

Investment Securities

Investment securities were $18.7 million as of December 31, 2005 compared to $14.7 million as of December 31, 2004. At December 31, 2005 and 2004, all of our investment securities were classified available for sale. During 2005, $10.3 million in available for sale securities were purchased as compared to $6.6 million in purchases of available for sale securities in 2004. Maturities and calls of investment securities and principal payments received from mortgage-backed securities totaled $1.8 million in 2005 and $3.4 million in 2004. Proceeds from the sale of available for sale securities totaled $4.3 million, with gross gains on these sales of $21,842 and gross losses of $15,762. Proceeds from the sale of available for sale securities in 2004 totaled $2.2 million, with gross gains on the sales of $24,227 and gross losses of $2,752. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The unrealized loss on available for sale securities was $175,756 at December 31, 2005 compared to an unrealized gain of $74,569 at December 31, 2004. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation, the FHLB, the Federal Farm Credit Bank , the Government National Mortgage Association , Small Business Administration and the Federal National Mortgage Association; bank-qualified, investment-grade state, county and municipal bonds; and corporate debt securities. Our investment policy prohibits us from investing in state, county and municipal bonds rated Baa or lower by Moody’s or BBB by S&P. Mortgage-backed issues comprised 31% of the portfolio at December 31, 2005 and 32% at December 31, 2004. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2005:

Schedule VIII
Maturities of Securities at December 31, 2005

($ in thousands)	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years
Securities available for sale:	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$497	3.00%	$4,183	3.97%	$1,271	4.44%
Mortgage-backed and related securities	30	6.08%	368	4.47%	831	4.65%
Obligations of state and political subdivisions	-		258	7.80%	2,547	6.04%
Corporate debt securities	-				-
Total Debt Securities	$530	3.18%	$4,809	4.21%	$4,649	5.35%

($ in thousands)	Due After Ten Years		Total
Securities available for sale:	Amount	Yield	Amount	Yield
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$199	6.23%	$6,150	4.08%
Mortgage-Backed and Related Securities	4,594	4.50%	5,823	4.53%
Obligations of State and Political Subdivisions	3,943	5.83%	6,748	5.97%
Corporate Debt Securities	-

Total Debt Securities	$8,736	5.14%	$18,721	4.91%

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

Schedule IX
Interest Rate Sensitivity Analysis (in thousands)
As of December 31, 2005
	Within 3 months	3 months to 1 year	1 to 5 years	After 5 years	Total
Earning Assets:
Loans	$50,165	$8,683	$49,989	$1,042	$109,879
Investment securities	1,090	2,069	7,025	8,537	18,721
Federal funds sold	8,338				8,338
Total earning assets	59,593	10,752	57,014	9,579	136,938

Interest Bearing Liabilities:
Interest bearing deposits	51,782	14,167	47,020	-	112,969
Borrowings	3,491		7,562		11,053
Total interest bearing liabilities	55,273	14,167	54,582	-	124,022
NOW & MMDA	20,013				20,013
Savings	1,199				1,199
Time Deposits	7,940	23,808	9,953	-	41,701
Total Deposits	34,511	23,808	9,953	-	68,272

Repricing Gap	4,320	(3,415)	2,432	9,579	12,916
Repricing Gap as a percentage of earning assets	3.2%	-2.5%	1.8%	7.0%
Cumulative repricing gap	4,320	905	3,337	12,916
Cumulative repricing gap as a percentage of earning assets	3.2%	0.7%	2.4%	9.4%

Management has made the following assumptions in this interest rate sensitivity analysis:
1.	Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.
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

At December 31, 2005, we held $18.7 million in available-for-sale securities. Deposits increased $20.0 million during 2005. We had $5.0 million in available federal funds lines and approximately $8.0 million in potentially available borrowings from the FHLB as of December 31, 2005.

We utilize various types of other borrowings to help fund balance sheet growth and mitigate our interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2005 we had $8.5 million in outstanding advances with the FHLB. We had $500,000 in fixed rate advances which offer fixed interest rates on balances that are due at maturity. We had $8.0 million in Convertible Fixed Rate Advances, which we refer to as “CFR,” outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB’s option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances. We also maintain a Cash Management Advance, which we refer to as “CMA,” with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $8.0 million and expires annually. As of December 31, 2005 we did not have an outstanding balance under our CMA line of credit.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2005, we had $274,000 in repurchase agreements outstanding.

At December 31, 2005, the bank had qualifying capital of $13.3 million, or 11.9% of total risk-based assets as compared to $10.3 million, or 10.1% at December 31, 2004. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

In March 2005, we formed Tennessee Valley Statutory Trust I (“the Trust”). The Trust issued $2.0 million of trust preferred securities as part of a pooled offering of such securities. We issued $2.1 million subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures pay interest quarterly at 6.75%. We may redeem the subordinated debentures, in whole or part, beginning June 2010 at a price of 100% of face value. On this date, if the debentures are not redeemed, the interest converts to a variable rate due quarterly at the three-month LIBOR rate plus 2.00% adjusted quarterly. The subordinated debentures must be redeemed no later than 2035. We used the proceeds of this offering to support present growth trends and future growth strategies.

The footnotes to the audited financial statements enclosed contain further discussion of regulatory capital requirements. For further information, please refer to Note 12 of those audited financial statements.

Impact of New Accounting Standards

Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income would have decreased by approximately $32,693 for the fiscal year ended December 31, 2005 and $973 for the fiscal year ended December 31, 2004.

On December 15, 2005, the FASB issued “SOP 94-6-1-Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products, the aggregation of which may constitute a concentration of credit risk under existing accounting literature. The FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This SOP was effective immediately. We have evaluated the impact of this SOP and have concluded that the disclosures contained in our financial statements are consistent with the objectives of the SOP.

Item 7.  Financial Statements

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

Oak Ridge, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

PUGH & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
WILL J. PUGH, CPA
RONNIE G. CATE, CPA	HOME FEDERAL PLAZA - SUITE 200	MEMBERS
C. LARRY ELMORE, CPA	315 NORTH CEDAR BLUFF ROAD
W. JAMES PUGH, JR., CPA	KNOXVILLE, TENNESSEE 37923	AMERICAN INSTITUTE OF
DANIEL C. FRANKLIN, CPA	___________	CERTIFIED PUBLIC ACCOUNTANTS
JAMES H. JONES, CPA
LISA W. HILL, CPA	P.O. BOX 31409	TENNESSEE SOCIETY OF
SUSAN R. FOARD, CPA	KNOXVILLE, TENNESSEE 37930-1409	CERTIFIED PUBLIC ACCOUNTANTS
ANDREW R. HARPER, CPA
865-769-0660 800-332-7021
TELECOPIER 865-769-1660

Report of Independent Registered Public Accounting Firm

Board of Directors
Tennessee Valley Financial Holdings, Inc.
Oak Ridge, Tennessee

We have audited the accompanying consolidated balance sheets of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Pugh &Company, P.C.
Certified Public Accountants
Knoxville, Tennessee
January 27, 2006

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2005	2004

ASSETS
Cash and Due From Banks	$3,414,487	$2,369,004
Federal Funds Sold	8,337,986	0
Total Cash and Cash Equivalents	11,752,473	2,369,004

Securities Available for Sale, at Fair Value	18,721,166	14,753,053
Loans Held for Sale, at Fair Value	1,048,200	859,114
Loans, Net	108,346,066	101,227,259
Federal Home Loan Bank Stock, at Cost	598,500	571,700
Premises and Equipment, Net	5,007,773	4,168,637
Accrued Interest Receivable	846,640	672,277
Deferred Income Tax Benefit	310,108	269,722
Prepaid Expenses and Other	228,171	97,981
Prepaid Income Taxes	101,657	12,833
Foreclosed Real Estate	0	335,000

TOTAL ASSETS	$146,960,754	$125,336,580

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$11,864,329	$11,957,335
Interest-bearing	112,968,841	92,841,824
Total Deposits	124,833,170	104,799,159

Borrowings	11,052,994	10,668,038
Accrued Interest Payable	750,179	354,750
Other	317,903	259,771

Total Liabilities	136,954,246	116,081,718

SHAREHOLDERS' EQUITY
Common Stock, Par Value $1, Authorized 2,000,000 Shares;
Issued and Outstanding 538,985 in 2005 and 533,618 in 2004	538,985	533,618
Capital in Excess of Par Value	6,610,382	6,491,520
Retained Earnings	2,967,866	2,182,746
	10,117,233	9,207,884
Accumulated Other Comprehensive Income (Loss)	(110,725)	46,978

Total Shareholders' Equity	10,006,508	9,254,862

TOTAL LIABILITIES AND EQUITY	$146,960,754	$125,336,580

The accompanying notes are an integral part of these financial statements

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,	2005	2004

INTEREST INCOME
Loans (Including Fees)	$7,883,037	$6,317,958
Investment Securities	693,306	577,820
Federal Funds Sold	201,279	18,121
Total Interest Income	8,777,622	6,913,899

INTEREST EXPENSE
Deposits	2,725,460	1,622,272
Borrowings	463,816	361,540
Total Interest Expense	3,189,276	1,983,812

NET INTEREST INCOME	5,588,346	4,930,087

PROVISION FOR LOAN LOSSES	550,500	228,500

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,037,846	4,701,587

NONINTEREST INCOME
Service Charges on Demand Deposits	404,693	384,269
Fees on Loans Sold	370,905	343,742
Net Gain on Sales of Securities Available for Sale	6,080	21,475
Other	120,839	76,112
Total Noninterest Income	902,517	825,598

NONINTEREST EXPENSE
Salaries and Employee Benefits	2,172,673	1,933,346
Occupancy Costs	542,063	464,455
Furniture and Equipment Depreciation and Maintenance	217,090	198,343
Data Processing Fees	392,595	290,705
Office Supplies and Postage	179,761	175,985
Advertising and Promotion	125,304	151,599
Legal and Professional	123,305	151,439
Other	765,097	703,059
Total Noninterest Expense	4,517,888	4,068,931

INCOME BEFORE INCOME TAXES	1,422,475	1,458,254

INCOME TAXES	487,376	500,522

NET INCOME	$935,099	$957,732

EARNINGS PER SHARE:
Basic	$1.75	$1.80

Assuming Dilution	$1.74	$1.79

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,	2005	2004

NET INCOME	$935,099	$957,732

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Net Unrealized Losses on Securities Available for Sale	(244,242)	(78,468)

Reclassification Adjustment for Net Gains Included in Net Income
	(6,080)	(21,475)
Income Taxes Associated With Unrealized Losses on
Securities Available for Sale	92,619	34,434

Other Comprehensive Loss, Net of Tax	(157,703)	(65,509)

COMPREHENSIVE INCOME	$777,396	$892,223

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Two Years Ended December 31, 2005

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity
BALANCES, JANUARY 1, 2004	$534,130	$6,487,427	$1,363,212	$112,487	$8,497,256

Net Income	0	0	957,732	0	957,732

Other Comprehensive Loss	0	0	0	(65,509)	(65,509)

Cash Dividends Paid	0	0	(83,917)	0	(83,917)

Stock Dividends Issued through
Dividend Reinvestment Plan	2,088	52,193	(54,281)	0	0

Purchase and Retirement of
2,600 Shares of Common Stock	(2,600)	(48,100)	0	0	(50,700)

BALANCES, DECEMBER 31, 2004	533,618	6,491,520	2,182,746	46,978	9,254,862

Net Income	0	0	935,099	0	935,099

Other Comprehensive Loss	0	0	0	(157,703)	(157,703)

Cash Dividends Paid	0	0	(81,652)	0	(81,652)

Issuance of Common Stock for
Directors’ Fees in Lieu of Cash	907	22,675	0	0	23,582

Stock Dividends Issued through
Dividend Reinvestment Plan	2,440	65,887	(68,327)	0	0

Common Stock Options Exercised
(2,020 Shares at $16 Per Share)	2,020	30,300	0	0	32,320

BALANCES, DECEMBER 31, 2005	$538,985	$6,610,382	$2,967,866	$(110,725)	$10,006,508

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$935,099	$957,732

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	550,500	228,500
Depreciation	239,507	214,774
Deferred Income Taxes	52,233	66,672
Increase (Decrease) in Unearned Loan Fees	(9,849)	8,021
Net Amortization of Premiums and Discounts on Securities Available for Sale	39,606	79,111
FHLB Stock Dividends	(26,800)	(22,500)
Net Gain on Sales of Securities Available for Sale	(6,080)	(21,475)
Fees on Loans Sold	(370,905)	(343,742)
(Gain) Loss on Sales of Foreclosed Real Estate	24,104	(12,585)
Net (Increase) Decrease in:
Loans Held for Sale	181,819	(241,872)
Accrued Interest Receivable	(174,363)	(117,437)
Prepaid Expenses and Other	(130,190)	(24,431)
Prepaid Income Taxes	(88,824)	(12,833)
Net Increase (Decrease) in:
Accrued Interest Payable	395,429	72,592
Accrued Income Taxes	0	(334,383)
Other Liabilities	58,132	28,361
Total Adjustments	734,319	(433,227)
Net Cash Provided by Operating Activities	1,669,418	524,505

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available for Sale:
Sales	4,270,448	2,157,170
Purchases	(10,378,754)	(6,556,012)
Maturities	0	1,957,000
Principal Repayments Received	1,856,345	1,484,498
Net Increase in Loans	(7,694,458)	(16,385,724)
Purchases of Premises and Equipment	(1,078,643)	(594,769)
Proceeds From Sales of Foreclosed Real Estate	345,896	42,585
Net Cash Used in Investing Activities	(12,679,166)	(17,895,252)

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in:
Deposits	20,034,011	16,681,221
Securities Sold Under Agreements to Repurchase	(79,918)	14,163
Federal Funds Purchased	(375,000)	5,000
Advances From Federal Home Loan Bank	(1,200,000)	1,050,000
Obligation Under Capital Lease	(22,126)	(21,390)
Proceeds from Subordinated Debentures	2,062,000	0
Cash Dividends Paid	(81,652)	(83,917)
Proceeds From Issuance of Common Stock	55,902	0
Purchase and Retirement of Common Stock	0	(50,700)
Net Cash Provided by Financing Activities	20,393,217	17,594,377

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,383,469	223,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,369,004	2,145,374

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,752,473	$2,369,004

Supplementary Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest	$2,793,847	$1,911,220
Income Taxes	$515,000	$781,066

Supplementary Disclosures of Noncash Investing and
Financing Activities:
Acquisition of Foreclosed Real Estate	$35,000	$420,000
Conversion of Foreclosed Real Estate to Premises and Equipment	$0	$75,000
Issuance of Common Stock through Dividend Reinvestment Plan	$(68,327)	$(54,281)
Change in Unrealized Gain/Loss on Securities Available for Sale	$(250,322)	$(99,943)
Change in Deferred Taxes Associated With Unrealized Gain/Loss on
Securities Available for Sale	$(92,619)	$(34,434)
Change in Net Unrealized Gain/Loss on Securities Available for Sale	$(157,703)	$(65,509)

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly owned subsidiary, TNBank (the “Bank”). All intercompany balances and transactions have been eliminated.

TNBank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995. TNBank provides a variety of banking services to individuals and businesses through its two offices in Oak Ridge and two offices in Knoxville, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and consumer installment loans.

On May 9, 2002, TNBank’s shareholders approved a share exchange agreement with Tennessee Valley Financial Holdings, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank’s retained earnings as of May 9, 2002, totaling $1,243,010, was transferred to capital in excess of par value on a consolidated basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2004 consolidated financial statements have been reclassified to conform with the 2005 consolidated financial statements.

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

Consolidated Statement of Comprehensive Income - In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues and gains and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments, and unrealized gains and losses on securities available for sale.

Cash and Due From Banks - Cash and due from banks includes balances in two correspondent commercial banks located in the Southeastern United States. Balances in correspondent bank accounts in excess of FDIC insurance limits are approximately $304,000 as of December 31, 2005 ($121,000 in 2004). The Bank also maintains cash deposits with the Federal Home Loan Bank of Cincinnati.

Federal Funds Sold - Federal funds sold consists of unsecured loans to two correspondent commercial banks located in the Southeastern United States. The loans were repaid on the next business day.

Securities Available for Sale - In accordance with SFAS No. 115, these securities are carried at fair value based on quoted market prices for securities that are marketable. These securities may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Any unrealized gain or loss is reported in the statements of comprehensive income, net of any deferred tax effect.

Realized gains and losses on the sales of securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock, at Cost - The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. The amount of the investment is in part based on the Bank’s amount of borrowings from the FHLB. The investment in FHLB stock is carried at cost which approximates fair value based on the stock redemption provisions of the FHLB.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loan Fees - Loan fees on long-term real estate loans, net of initial direct costs related to initiating and closing the loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Loans Held for Sale - Loans held for sale are stated at book value, which approximates fair value.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and other book income versus taxable income reporting differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 10 for additional information.

Stock Option Plans - The Company has two stock option plans that are described more fully in Note 13. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2005	2004
Net Income, as Reported	$935,099	$957,732
Less: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(32,693)	(973)
Pro Forma Net Income	$902,406	$956,759

Basic - as Reported	$1.75	$1.80
Basic - Pro Forma	$1.69	$1.80
Diluted - as Reported	$1.74	$1.79
Diluted - Pro Forma	$1.68	$1.79
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004
Dividend Yield	1.37%	1.35%
Expected Life	9 years	9 years
Expected Volatility	13.65%	10.00%
Risk-Free Interest Rate	4.01%	3.90%

Earnings Per Share - Earnings per share is based on the following for the years ended December 31:

	2005	2004
Weighted Average Number of Shares Outstanding Used for Basic Calculation	534,914	532,468
Effect of Dilutive Stock Options	2,603	2,605
Number of Shares Used for Calculation Assuming Dilution	537,517	535,073

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities are as follows:

	Investment Securities Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
Obligations of U.S. Government Corporations
and Agencies	$6,262,877	$2,538	$(115,701)	$6,149,714
Mortgage-Backed and Related Securities	5,875,686	14,188	(66,424)	5,823,450
Obligations of States and Political Subdivisions	6,758,359	63,508	(73,865)	6,748,002
Total Securities Available for Sale	$18,896,922	$80,234	$(255,990)	$18,721,166

	Investment Securities Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004:
Obligations of U.S. Government Corporations
and Agencies	$4,217,635	$31,677	$(38,218)	$4,211,094
Mortgage-Backed and Related Securities	4,720,050	47,917	(18,349)	4,749,618
Obligations of States and Political Subdivisions	5,740,800	107,480	(55,939)	5,792,341
Total Securities Available for Sale	$14,678,485	$187,074	$(112,506)	$14,753,053

NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities as of December 31, 2005, by contractual maturity, are as follows

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value

Due in One Year or Less	$500,000	$496,715
Due After One Year Through Five Years	4,509,749	4,441,456
Due After Five Years Through Ten Years	3,830,411	3,817,527
Due After Ten Years	4,181,076	4,142,018
	13,021,236	12,897,716
Mortgage-Backed and Related Securities	5,875,686	5,823,450
	$18,896,922	$18,721,166

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities classified as available for sale totaled $4,270,448 during the year ended December 31, 2005 ($2,157,170 in 2004). Gross gains of $21,842 ($24,227 in 2004) and gross losses of $15,762 ($2,752 in 2004) were realized by the Bank during the year ended December 31, 2005.

Debt securities with a total estimated fair value (which approximates book value) of approximately $8,641,000 as of December 31, 2005 ($7,137,000 in 2004) were pledged to secure deposits of public and private funds.

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2005:
Obligations of U.S.
Government Corporations
and Agencies	$4,424,466	$(74,160)	$1,535,560	$(41,541)	$5,960,026	$(115,701)
Mortgage-Backed and Related Securities	3,271,305	(27,571)	1,270,508	(38,853)	4,541,813	(66,424)
Obligations of States and
Political Subdivisions	2,671,813	(57,588)	851,804	(16,277)	3,523,617	(73,865)
Total Temporarily
Impaired Securities	$10,367,584	$(159,319)	$3,657,872	$(96,671)	$14,025,456	$(255,990)

As of December 31, 2004:
Obligations of U.S.
Government Corporations
and Agencies	$2,036,428	$(38,218)	$0	$0	$2,036,428	$(38,218)
Mortgage-Backed and Related Securities	2,018,436	(13,939)	703,473	(4,410)	2,721,909	(18,349)
Obligations of States and
Political Subdivisions	1,627,948	(27,915)	1,163,890	(28,024)	2,791,838	(55,939)
Total Temporarily
Impaired Securities	$5,682,812	$(80,072)	$1,867,363	$(32,434)	$7,550,175	$(112,506)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 3 - SECURITIES (Continued)

At December 31, 2005, the forty-five debt securities with unrealized losses have depreciated 1.8% from the Bank’s amortized cost basis. These securities are guaranteed by either the U.S. Government corporations and agencies or other local governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, and Roane County areas. A summary of loans as of December 31, 2005 and 2004 is as follows:

	2005	2004
Loans Secured by Real Estate:
Commercial Properties	$15,208,671	$14,419,438
Construction and Land Development	25,610,193	23,551,923
Residential and Other Properties	36,143,543	38,319,677
Total Loans Secured by Real Estate	76,962,407	76,291,038
Commercial and Industrial Loans	18,510,318	14,778,556
Consumer Loans and Other	14,406,590	11,565,940
	109,879,315	102,635,534
Less: Allowance for Loan Losses	(1,405,691)	(1,270,869)
Unearned Loan Fees	(127,558)	(137,406)
	$108,346,066	$101,227,259

Included in consumer loans and other shown above are deposit account balances totaling approximately $165,000 which were in overdraft status as of December 31, 2005 ($174,000 in 2004).

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business. These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded. Outstanding letters of credit were approximately $1,475,000 as of December 31, 2005 ($707,000 as of December 31, 2004). Unadvanced lines of credit and commitments to extend credit were approximately $33,637,000 as of December 31, 2005 ($26,943,000 as of December 31, 2004). Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2005, approximately $28,708,000 were secured, primarily by real estate ($21,391,000 in 2004).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

	2005	2004
Loans at Beginning of Year	$1,484,081	$1,116,837
Disbursements	811,280	867,634
Repayments	(1,202,637)	(500,390)
Loans at End of Year	$1,092,724	$1,484,081

The transactions in the allowance for loan losses are as follows:

	2005	2004
Balance, Beginning of Year	$1,270,869	$1,283,465
Charge-offs	(447,091)	(273,089)
Recoveries	31,413	31,993
Provision - Charged to Expense	550,500	228,500
Balance, End of Year	$1,405,691	$1,270,869

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank had approximately $185,000 in 2005 ($161,000 in 2004) of loans past due ninety days or more and still accruing interest, and approximately $282,000 in loans on which the accrual of interest had been discontinued as of December 31, 2005 ($546,000 in 2004).

As of December 31, 2005, the Bank had approximately $848,000 in loans specifically classified as impaired ($791,000 in 2004). The allowance for loan losses related to impaired loans amounted to approximately $191,000 as of December 31, 2005 ($173,000 in 2004).

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	2005	2004
Land	$1,198,693	$1,198,326
Buildings	3,469,791	2,294,416
Leasehold Improvements	122,912	487,140
Furniture, Fixtures, and Equipment	1,335,813	1,074,580
Construction in Progress	0	4,880
	6,127,209	5,059,342
Less Accumulated Depreciation	(1,119,436)	(890,705)
	$5,007,773	$4,168,637

Included in Buildings above is $273,104 for the capitalized cost of a lease for a branch building that is an asset under capital lease (see Note 14). In addition, leasehold improvements related to this branch totaled $502,680. Depreciation expense related to the asset under capital lease was $38,012 in 2005 ($27,859 in 2004).

NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

	2005	2004
Securities	$169,072	$132,354
Loans	677,568	539,923
	$846,640	$672,277

NOTE 7 - DEPOSITS

A summary of deposits is as follows:

	2005	2004
Noninterest-Bearing Demand Deposits:	$11,864,329	$11,957,335
Interest-Bearing Accounts
Demand Accounts	42,064,370	44,966,262
Savings Accounts	3,322,721	3,374,304
Term Deposits:
Less Than $100,000	41,659,903	29,878,912
$100,000 or More	25,921,847	14,622,346
Total Interest-Bearing Accounts	112,968,841	92,841,824
Total Deposits	$124,833,170	$104,799,159

As of December 31, 2005, the scheduled maturities of term deposits are as follows:

2006	$39,369,746
2007	22,826,453
2008	1,453,217
2009	1,369,925
2010 and Thereafter	2,562,409
$67,581,750

NOTE 8 - BORROWINGS

Securities Sold Under Agreements to Repurchase

The Bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to certain commercial depositors. The total of these securities was $273,553 as of December 31, 2005 ($353,471 in 2004).

Securities sold under agreements to repurchase averaged approximately $389,000 during 2005 ($319,000 during 2004). The maximum amount outstanding at any month-end during 2005 was approximately $491,000 ($354,000 during 2004).

Federal Funds Purchased

The Bank maintains a federal funds line of credit with two of its correspondent commercial banks. These lines allow for total borrowings up to a maximum amount of $4,000,000. Advances are repaid on the next business day with interest. There were no borrowings outstanding on these lines at December 31, 2005 ($375,000 in 2004).

Advances from Federal Home Loan Bank

The following table is a maturity schedule of advances from Federal Home Loan Bank (“FHLB”) as of December 31, 2005:

Date of Advance	Interest Rate	Next Call/ Prepayment Date	Final Maturity Date	Amount Outstanding at 12/31/05
9/21/00	6.22%	None	9/22/10	$1,000,000
12/27/00	5.00%	None	12/27/10	1,000,000
8/10/01	5.09%	8/10/06	8/10/11	1,000,000
8/15/01	3.60%	2/9/06	8/15/11	1,000,000
6/21/02	4.82%	None	6/21/07	500,000
8/30/02	3.65%	8/30/07	8/30/12	2,000,000
4/25/03	2.41%	4/25/06	4/25/13	2,000,000
				$8,500,000

Interest expense associated with the advances from the FHLB totaled $351,725 for the year ended December 31, 2005 ($349,693 in 2004). Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank’s FHLB stock and certain first mortgage loans. The Bank also maintains a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $8,000,000.

Subordinated Debentures

In March 2005, the Company formed Tennessee Valley Statutory Trust I (“the Trust”). The Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly owned by the Company. The Trust issued $2,000,000 of trust preferred securities as part of a pooled offering of such securities. The Company then issued $2,062,000 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures pay interest quarterly at 6.75%. The Company may redeem the subordinated debentures, in whole or part, beginning June 2010 at a price of 100% of face value. On this date, if the debentures are not redeemed, the interest converts to a variable rate due quarterly at the three-month LIBOR rate plus 2.00% adjusted quarterly. The subordinated debentures must be redeemed no later than 2035.

In accordance with FASB Interpretation No. 46 (as revised), the Trust is not consolidated with the Company. Accordingly, the Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust. However, the Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s equity interest in the Trust ($62,000 as of December 31, 2005) is included in “Prepaid Expenses and Other” on the consolidated balance sheets.

The Company utilizes its borrowings to satisfy a portion of its Tier 1 capital requirement in accordance with regulations promulgated by the Federal Reserve Board.

Obligation Under Capital Lease

The present value of the Bank’s minimum lease payments under capital lease was $217,441 at December 31, 2005 ($239,567 at December 31, 2004). See Note 14.

NOTE 9 - INTEREST EXPENSE

A summary of interest expense is as follows:

	2005	2004
Demand Deposits	$671,235	$404,563
Term Deposits	2,054,225	1,217,709
FHLB Advances	351,725	349,693
Subordinated Debentures	95,635	0
Capital Lease Obligations	7,780	8,516
Repurchase Agreements and Federal Funds Purchased	8,676	3,331
Total Interest Expense	$3,189,276	$1,983,812

NOTE 10 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

	2005		2004
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income
Federal Income Tax at Statutory Rate	$483,642	34.0%	$495,806	34.0%
Tax Exempt Interest and Dividends	(79,065)	(5.5)	(67,714)	(4.6)
State Income Tax and Other, Net	82,799	5.8	72,430	4.9
	$487,376	34.3%	$500,522	34.3%
Income Taxes Consist of:
Current	$435,143		$433,850
Deferred Benefit	52,233		66,672
	$487,376		$500,522

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

	2005	2004
Deferred Tax Assets:
Allowance for Loan Losses	$467,195	$449,577
Deferred Loan Fees	51,660	55,649
Conversion to Cash Basis	0	7,261
Unrealized Holding Losses on Securities Available for Sale	65,029	0
Organizational Costs	5,018	8,721
Prepaid Items	0	1,491
Total Deferred Tax Assets	588,902	522,699

Deferred Tax Liabilities:
Depreciation	152,289	146,092
FHLB Stock Dividends	62,411	51,557
Discount Accretion	11,655	9,986
Unrealized Holding Gains on Securities Available for Sale	0	27,590
Capitalized Lease	22,543	0
Prepaid Items	15,300	0
State Tax	14,596	17,752
Total Deferred Tax Liabilities	278,794	252,977

Net Deferred Tax Assets	$310,108	$269,722

NOTE 11 - PROFIT SHARING PLAN

The Bank has a profit sharing plan which allows employees to contribute up to the maximum amount allowed under the IRS code. Contributions to the profit sharing plan made by the Bank are determined annually at the discretion of the Bank’s board of directors. Bank contributions to the plan were $14,025 and $16,094 for the years ended December 31, 2005 and 2004, respectively.

NOTE 12 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

			To Comply With		To Be Well Capitalized
			Absolute Minimum		Under Prompt Corrective
	Actual		Capital Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$13,340	11.9%	$9,005	8.0%	$11,256	10.0%
Tier I Capital (to Risk-Weighted Assets)	$11,934	10.6%	$4,502	4.0%	$6,754	6.0%
Tier I Capital (to Average Assets)	$11,934	8.4%	$5,691	4.0%	$7,114	5.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$10,331	10.1%	$8,163	8.0%	$10,204	10.0%
Tier I Capital (to Risk-Weighted Assets)	$9,060	8.9%	$4,082	4.0%	$6,122	6.0%
Tier I Capital (to Average Assets)	$9,060	7.4%	$4,916	4.0%	$6,145	5.0%

NOTE 13 - KEY EMPLOYEES STOCK OPTION PLANS

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company's common stock on the date the option is granted. The board of directors reserved 19,475 shares of common stock for issuance during the term of the plan. All options have been awarded under the plan. The options awarded vest over a four-year period and have an exercise price which was equal to the fair value of the stock on the date the options were granted. In 2005, options for 2,020 shares were exercised (options for 100 shares have been exercised in total in prior years).

NOTE 13 - KEY EMPLOYEES STOCK OPTION PLANS (Continued)

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of the Company's common stock on the date the option is granted. The board of directors has limited the number of options that can be issued under this plan to the lesser of 20% of the shares outstanding or 213,612 shares of common stock for issuance during the term of the plan. In 2005, the board of directors awarded a total of 39,375 options at an exercise price of $26, which was equal to the fair value of the stock on the date the options were granted. These options vest over a four-year period. No options have been exercised under this plan.

A summary of the status of the Company’s stock option plans is presented below:

	2005		2004
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Options	Price	Options	Price
Outstanding at Beginning of Year	15,500	$16.22	14,500	$16.00
Granted	44,000	26.00	1,000	19.50
Exercised	(2,020)	16.00	0	0.00
Rescinded	(750)	19.50	0	0.00
Forfeited	(2,750)	25.41	0	0.00
Outstanding at End of Year	53,980	23.69	15,500	16.22

Options Exercisable at Year-End	28,480	$21.62	14,750	$16.06
Weighted-Average Fair Value of Options Granted During the Year	$2.86		$4.03

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$16.00 - $26.00	53,980	7.77 years	$23.69	28,480	$21.62

NOTE 14 - LEASE COMMITMENTS

The Bank leases certain office facilities and office equipment. On June 1, 2003, the Bank began leasing a branch building that has been classified as a capital lease for financial accounting purposes. This lease is for an initial ten year period with additional renewal options and purchase options.

On March 15, 2004, the Bank began leasing property in Knoxville, Tennessee on which a branch building will be constructed. This lease has been classified as an operating lease for financial accounting purposes. The initial term of the lease is for twenty years with four renewal option periods of five years. The bank has other leases which are classified as operating leases and provide for monthly lease payments over 12 to 180 months. Total lease expense under noncancellable operating leases for the years ended December 31, 2005 and 2004 totaled $82,844 and $66,851.

NOTE 14 - LEASE COMMITMENTS (Continued)

The following is a schedule by years of future minimum rental payments required under all noncancellable operating and capital leases as of December 31, 2005:

	Capital	Operating
	Lease	Leases	Total
2006	$29,906	$96,183	$126,089
2007	29,906	81,807	111,713
2008	33,406	78,677	112,083
2009	35,906	78,677	114,583
2010	35,906	78,677	114,583
Thereafter	86,773	661,394	748,167
Total minimum lease payments	251,803	$1,075,415	$1,327,218
Less amount representing interest	34,272
Present value of minimum lease payments	$217,531

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2005, the Bank had concentrations of loans secured by commercial properties and residential and other properties secured by real estate are shown in Note 4. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate loan-to-collateral value ratios. Note 3 describes the types and amounts of securities the Bank has invested in.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of December 31, 2005 and 2004, the amounts that will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold. For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Securities - Quoted market prices are used to determine the estimated fair value of securities available for sale.

Federal Home Loan Bank Stock - Management does not consider it practicable to estimate the fair value of FHLB stock and also considers its carrying value to be immaterial in relation to the Company’s other financial instruments. Therefore, no estimate of fair value is disclosed.

Loans Held for Sale - Loans held for sale are generally short-term in nature and recorded book value is considered to approximate fair value.

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

Obligation Under Capital Lease - For 2005 and 2004, the book value approximates fair value since the rate used to estimate this obligation would not have changed significantly since it was incurred.

Subordinated Debentures - The fair value of the Company’s fixed rate subordinated debentures is estimated using discounted cash flows based on rates currently available to the Company for a similar type of borrowing arrangement.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2005 and 2004.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The recorded book value and estimated fair value of the Bank's financial instruments are as follows:

	2005		2004
	Recorded	Estimated	Recorded	Estimated
	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and Cash Equivalents	$11,752,473	$11,752,473	$2,369,004	$2,369,004
Securities Available for Sale	$18,721,166	$18,721,166	$14,753,053	$14,753,053
Loans Held for Sale	$1,048,200	$1,048,200	$859,114	$859,114
Net Loans	$108,346,066	$107,983,897	$101,227,259	$103,279,160

FINANCIAL LIABILITIES:
Deposits	$124,833,170	$124,878,850	$104,799,159	$104,962,777
Securities Sold Under Agreements to Repurchase	$273,553	$273,553	$353,471	$353,471
Federal Funds Purchased	$0	$0	$375,000	$375,000
Advances From Federal Home Loan Bank	$8,500,000	$8,563,556	$9,700,000	$9,967,804
Subordinated Debentures	$2,062,000	$2,080,205	$0	$0
Obligation Under Capital Lease	$217,441	$217,441	$239,567	$239,567

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

CONDENSED BALANCE SHEETS

As of December 31,	2005	2004
Assets:
Cash in Bank	$72,734	$91,236
Investment in Common Stock of TNBank	11,934,889	9,088,906
Other Assets	171,610	27,742
Total Assets	$12,179,233	$9,207,884

Liabilities - Subordinated Debentures	$2,062,000	$0

Shareholders' Equity:
Common Stock	538,985	533,618
Capital in Excess of Par Value	6,610,382	6,491,520
Retained Earnings	2,967,866	2,182,746
Total Shareholders' Equity	10,117,233	9,207,884
Total Liabilities and Shareholders’ Equity	$12,179,233	$9,207,884

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31,	2005	2004

Income - Dividends From TNBank	$213,593	$174,698
Operating Expenses	206,353	42,608
Income Before Income Tax Benefit and Equity in Undistributed Net Income of TNBank	7,240	132,090
Income Tax Benefit	81,876	15,621
Equity in Undistributed Net Income of TNBank	845,983	810,021
Net Income	$935,099	$957,732

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004

Cash Flows From Operating Activities:
Net Income	$935,099	$957,732
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Net Income of TNBank	(845,983)	(810,021)
(Increase) Decrease in Other Assets	(143,868)	18,359
Total Adjustments	(989,851)	(791,662)
Net Cash Provided by (Used in) Operating Activities	(54,752)	166,070

Cash Flows From Financing Activities:
Capital Investment in TNBank	(2,000,000)	0

Cash Flows From Financing Activities
Purchase and Retirement of Common Stock	0	(50,700)
Proceeds from Issuance of Common Stock	55,902	0
Proceeds from Subordinated Debentures	2,062,000	0
Cash Dividends Paid	(81,652)	(83,917)
Net Cash Provided by (Used in) Financing Activities	2,036,250	(134,617)

Net Change in Cash and Cash Equivalents	(18,502)	31,453
Cash and Cash Equivalents, Beginning of Year	91,236	59,783
Cash and Cash Equivalents, End of Year	$72,734	$91,236

Supplementary Disclosure of Noncash Financing Activities:
Issuance of Common Stock through Dividend Reinvestment Plan	$68,327	$54,281

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 8A.  Controls and Procecures

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

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons  Compliance with Section 16(a) of the Exchange Act

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission, serving on our Audit Committee. We believe that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Jason Wilkinson, Vice President, TnBank, 401 S. Illinois Avenue, Oak Ridge TN 37830.

The remainder of this item is incorporated by reference to the sections entitled “Management of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement.

Item 10.  Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation,” “Stock Options” and “Directors' Compensation” of our 2006 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This item is incorporated by reference to the section entitled “Information Regarding Certain Beneficial Owners” of our 2006 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

This item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

Item 13.  Exhibits

Exhibit No.	Description
3.1*	Charter of Tennessee Valley Financial Holdings, Inc.
3.2*	Bylaws of Tennessee Valley Financial Holdings, Inc.
21.1	Subsidiaries of Tennessee Valley Financial Holdings, Inc
23.1	Consent of Independent Public Accountants
31.1	Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jason Wilkinson, the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jason Wilkinson, the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________

* Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.

Item 14.  Principal Accountant Fees and Services

This item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our 2006 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tennessee Valley Financial Holdings, Inc.

Date: March 27, 2006	By:	/s/ Thomas E. Tuck
Thomas E. Tuck
Title: President and CEO

/s/ Jason Wilkinson	/s/ Thomas E. Tuck

Name: Jason Wilkinson Title: Vice President Date: March 27, 2006	Name: Thomas E. Tuck Title: President and Chief Executive Officer, Director Date: March 27, 2006

/s/ Victor Dodson	/s/ J. Michael Anderson

Name: Victor Dodson Title: Director Date: March 27, 2006	Name: J. Michael Anderson Title: Director Date: March 27, 2006

/s/ J. Frank Jamison	/s/ A.P. Cappiello

Name: J. Frank Jamison Title: Director Date: March 27, 2006	Name: A.P. Cappiello Title: Director Date: March 27, 2006

/s/ Larry Beeman	/s/ Terry L. Kerbs

Name: Larry Beeman Title: Director Date: March 27, 2006	Name: Terry L. Kerbs Title: Director Date: March 27, 2006

/s/ Thomas D. Moye, Jr.	/s/ William Robert Witt

Name: Thomas D. Moye, Jr. Title: Director Date: March 27, 2006	Name: William Robert Witt Title: Director Date: March 27, 2006