Form 10QSB
period 2006-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2006-05-15
CIK 1175158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issue as specified in its charter)

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 South Illinois Avenue, Oak Ridge, Tennessee	37830
(Address of principal executive office)	(Zip Code)

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

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 541,133 on May 12, 2006.

                Transitional Small Business Disclosure Format (check one).  Yes ☐  No  ☒

FORM 10-QSB
Index

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited) and December 31, 20053	3
	Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2006 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signature	20

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(In Thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,819	$3,414
Federal funds sold	4,360	8,338
Cash and cash equivalents	8,179	11,752

Investment Securities:
Investment Securities available for sale, at Fair Value	19,109	18,721
Loans, net	117,920	108,346
Loans Held for Sale, at Fair Value	1,124	1,048
Banking premises and equipment, net	6,098	5,008
Accrued interest receivable	883	847
Other real estate owned	0	0
Prepaid expenses and other assets	1,181	1,239

Total Assets	$ 154,494	$ 146,961

Liabilities and Stockholders Equity
Deposits	$ 132,451	$ 124,833
Borrowings	11,135	11,053
Accrued interest payable	548	750
Other Liabilities	234	318
Total Liabilities	144,368	136,955

Stockholders Equity:
Common Stock, $1.00 Par Value, 2,000,000
shares authorized, 540,240 issued and outstanding	540	539
in 2006, 538,985 issued and outstanding in 2005.
Capital in excess of par value	6,647	6,610
Retained Earnings	3,100	2,968
Accumulated other comprehensive income (loss)	(161)	(111)

Total Stockholders Equity	10,126	10,006

Total Liabilities and Stockholders Equity	$ 154,494	$ 146,961

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(In Thousands except for per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Interest Income:
Loans, including fees	$ 2,215	$ 1,789
Investment securities	198	136
Federal Funds Sold	86	29
Other Interest Income	9	6
Total interest income	2,508	1,960
Interest Expense:
Deposits	926	558
Borrowings	125	95
Total interest expense	1,051	653
Net interest income	1,457	1,307
Provision for loan losses	95	42
Net interest income after provision for loan losses	1,362	1,265
Non-interest income
Service charges on deposit accounts	110	83
Fees on sale of mortgage loans	76	75
Net gains on sales of investment securities available for sale	23	1
Other income	67	27
Total non-interest income	276	186
Non-interest expense
Salaries and employee benefits	679	537
Net occupancy expense	209	151
Data processing fees	122	78
Advertising and promotion	27	33
Office supplies and postage	43	26
Legal and professional	42	38
Loan Expense	88	60
Other	218	181
Total non-interest expense	1,428	1,104

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Income
Continued from Page 4
(In Thousands except for per share amounts)
(Unaudited)

Income before income tax expense	210	347
Income tax expense	78	123
Net Income	$ 132	$ 224
Basic Earnings per Common Share	$ 0.24	$ 0.42
Diluted Earnings per Common Share	$ 0.24	$ 0.42
Weighted average common shares (Denominator Basic EPS)	539,899	533,618
Dilutive effect of stock options	6,371	5,577
Weighted average common shares and common stock equivalents (Denominator Diluted EPS)	546,270	539,195

The notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders Equity
For the three months ended March 31, 2006
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balances at December 31, 2005	$ 539	$ 6,610	$ 2,968	$ (111)	$ 10,006

Net income			132		132

Other comprehensive income (loss)				(50)	(50)

Proceeds from exercise of stock options and issuance of stock in lieu of director’s fees	1	30			31

Additional paid-in capital - stock option expense		7			7

Balances at March 31, 2006	$ 540	$ 6,647	$ 3,100	$ (161)	$ 10,126

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(In Thousands)
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 132	$ 224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	95	42
Amortization of premium on investment securities,	10	15
Depreciation	77	18
Net (gain) loss on sale of available for sale securities	(23)	(1)
Stock dividends on FHLB Stock	(8)	(6)
Compensation expense related to stock options vested	7	-
Changes in operating assets and liabilities:
Accrued interest receivable	(36)	5
Other assets	87	(128)
Accrued interest payable and other liabilities	(287)	99
Net cash provided by operating activities	54	268

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities	856	2,225
Proceeds from maturities and calls of available for sale investment securities	845	306
Purchases of available for sale investment securities	(2,147)	(3,536)
Loans originated, net of payments received	(9,669)	(2,531)
Additions to banking premises and equipment	(1,167)	(46)
Sale of other real estate owned	-	60
Net (increase) decrease in loans held for sale	(76)	(8)
Net cash used in investing activities	(11,358)	(3,530)

Cash Flows from Financing Activities:
Increase in deposits, net	7,618	13,460
Proceeds from issuance of stock in lieu of Director’s fees	25	-
Proceeds from exercise of stock options	6	-
Proceeds from borrowings	82	543
Net cash provided by financing activities	7,731	14,003

Net Increase (Decrease) in Cash and Cash Equivalents	(3,573)	10,741

Cash and Cash Equivalents, Beginning of Period	11,752	2,369

Cash and Cash Equivalents, End of Period	$8,179	$13,110

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$ 1,253	$ 670
Income taxes paid	$ 91	$ 174

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure	$ -	$ 35
Change in unrealized gain (loss) on available for sale investment securities	$ (79)	$ (133)
Change in deferred tax associated with unrealized gain (loss) on investment
securities available for sale	$ (29)	$ (49)
Change in net unrealized gain (loss) on available for sale investment securities	$ (50)	$ (84)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2006 and 2005
(In Thousands)
(Unaudited)

	2006	2005
Net Income	$ 132	$ 224
Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities	(102)	(134)
Reclassification adjustment for gains/losses included in net income	(23)	(1)
Income taxes related to unrealized gains/losses on investment securities	(29)	(49)
Other comprehensive income (loss), net of tax	(50)	(84)

Comprehensive income	$ 82	$ 140

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006 and 2005

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited quarterly financial statements of Tennessee Valley Financial Holdings, Inc. presented herein should be read in conjunction with our audited financial statements for the year ended December 31, 2005.

Financial information and the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

NOTE 2 - ACCOUNTING POLICY CHANGES

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. As a result of implementing this standard, the Company recognized $7,000 of stock-based compensation expense during the three-month period ended March 31, 2006. The Company expects to recognize total stock-based compensation expense of $23,000 for 2006 and a total of $93,000 over the vesting period through 2008 for options that are currently granted but not fully vested.

NOTE 3 - COMMITMENTS

As of March 31, 2006, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $33 million and commitments to advance existing home equity and other credit lines in the amount of $24.9 million. In addition, the Company has also conveyed $955,000 in standby letters of credit.

NOTE 4 - TRUST PREFERRED SECURITIES

In March 2005, TVFHI formed Tennessee Valley Statutory Trust I (TV Trust). TV Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly-owned by the Company. In March 2005, the TV Trust issued preferred securities with an aggregate liquidation amount of $2.0 million ($1,000 per preferred security) to third-party investors. The Company, in turn, issued junior debentures aggregating $2.06 million to TV Trust. The junior subordinated debentures are the sole assets of TV Trust. The subordinated debt and preferred securities pay interest and dividends quarterly. The interest rate is fixed for five years at 6.75% (4.75% Swap Rate plus 2.00% spread). After five years, the rate floats at three-month LIBOR plus 2.00%. The debentures mature in 2036, at which time the preferred securities must be redeemed. The subordinated debentures and preferred securities can be redeemed, in whole or in part, at the discretion of the Company beginning in June 2010.

In accordance with FASB Interpretation No. 46 (as revised), the Trust is not consolidated with the Company. Accordingly, the Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust. However, the Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s equity interest in the Trust ($62,000) is included in “Prepaid Expenses and Other Assets” on the consolidated balance sheets.

The Company utilizes its borrowings to satisfy a portion of its Tier 1 capital requirement in accordance with regulations promulgated by the Federal Reserve Board.

The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event  of default, as defined in such guarantee. The trust agreements contain provisions that enable the Company to defer making interest payments for a period of up to five years.

NOTE 5 - BORROWINGS

The following table summarizes the Company’s borrowings as of March 31, 2006 and December 31, 2005, respectively.

	March 31, 2006	December 31, 2005
Federal Home Loan Bank Advances	$ 8,500	$ 8,500
Fed Funds Purchased	-	-
Subordinated Debentures	2,062	2,062
Other Borrowings	573	491
Total Other Borrowings	$ 11,135	$ 11,053

NOTE 6 - STOCK OPTIONS

The Company has two stock option plans that are described more fully below. Prior to 2006, the Comapny accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FASB Statement No. 123(R), Accounting for Stock-Based Compensation as of January 1, 2006. As a result, stock based compensation of $7,000 is included in net income for the three months ended March 31, 2006. No new options were granted during this quarter. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R) to stock-based employee compensation for the period ended March 31, 2005.

 (In Thousands, Except Per Share Data)
	Quarter Ended March 31,
	2006	2005
Net Income, as Reported	$ 132	$ 224
Less: Total Stock-Based Employee Compensation
Expense Determined Under Fair Value Based Method
for All Awards, Net of Related Tax Effects	N/A	33

Pro Forma Net Income	$ 132	$ 191

Earnings Per Share:
Basic - as Reported	$0.24	$0.42

Basic - Pro Forma	$ 0.24	$ 0.42

Diluted - as Reported	$0.24	$0.35

Diluted - Pro Forma	$0.24	$0.35

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board’s discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 19,475 shares of common stock for issuance during the term of the plan. All options have been awarded under this plan. The options awarded vest over a four-year period and have an exercise price which was equal to the fair value of stock on the date the options were granted. In the first quarter of 2006, options for 380 shares were exercised.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to our best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the shares outstanding or 213,612 shares of common stock for issuance during the term of the plan. In 2005, the board of directors awarded a total of 44,000 options at an exercise price of $26, which was equal to the fair value of the stock on the date the options were granted. These options vest over a four-year period. No options have been exercised under this plan.

The fair value of each option granted during the three months ended March 31, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

Dividend Yield	1.35%
Expected Life	7 years
Expected Volatility	14%
Risk-Free Interest Rate	4.0%

A summary of the status of the Company’s stock option plans is presented below:

	Three Months Ended March 31,		Three Months Ended March 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at
Beginning of Period	53,980	$ 23.69	15,500	$ 16.22
Granted	0		44,000	26.00
Exercised	380	$16.00	0
Forfeited	0		0
Outstanding at
End of Period	53,600	$23.74	59,500	$23.45
Options Exercisable
at Period-End	28,100	$21.69	15,500	$16.22
Weighted Average Fair
Value of Options Granted
During the Period	N/A		26.00

Information pertaining to options outstanding at March 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00 - $28.00	53,600	7.5 years	$ 23.74	28,100	$ 21.69

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

For the three months ending March 31, 2006 we earned net income of $132,000 or $0.24 per share as compared to $224,000 or $0.42 per share for the corresponding period in 2005. The decrease in net income for the first quarter of 2006 was primarily due to increased non-interest expense and increased cost of funds. Increasing salary expense, occupancy expense and other operating expenses associated with growth and expansion strategies were the primary factors increasing non-interest expense. Additionally, the continued rising rate environment impacted net interest expense in the first quarter of 2006. Increases in interest income from loan activity off-set these increased expenditures. The table below represents certain key financial ratios for the first quarter of 2006 and 2005, respectively.

	For the three months ending March 31,
	2006	2005
Return on Average Assets	0.35%	0.68%
Return on Average Equity	5.25%	9.60%
Earnings per share - basic	$0.24	$0.42

NET INTEREST INCOME

Net interest income was $1.5 million for the first quarter of 2006, an increase of approximately 26% or $150,000 over the same period in 2005. The increase in net interest income was due primarily to an increase in the volume of earnings assets and rising interest rate environment. The net interest margin declined to 4.11% as of March 31, 2006 compared to 4.22% for March 31, 2005. While improvement is noted in the yield on earning assets, a more pronounced increase in overall rates on interest bearing liabilities attributed to this decline. Average loans increased approximately $9.8 million to $114.4 million at March 31, 2006, as compared to $104.5 million at March 31, 2005. Average loans were approximately 81% of total earning assets at March 31, 2006 and 84% at March 31, 2005.

The yield on total earning assets increased 77 basis points for the first quarter of 2006 as compared to the first quarter of 2005. The recent continued increase in overall interest rates has enhanced yields on the loan portfolio and investments. Yields on federal funds sold, the rates on which can change overnight, increased 194 basis points from March 31, 2005 to March 31. 2006.

Total interest expense was approximately $1.1 million for the first quarter of 2006, an almost 61% increase as compared to the same period in 2005. This increase is primarily related to an increase in the average volume of interest bearing liabilities from $111.4 million for the first quarter of 2005 to $127.3 million for the same period in 2006. The average rate on interest-bearing deposits was 3.19% for the first quarter of 2006, 99 basis points higher than the average rate on deposits during the first quarter of 2005. This increase is a direct result of the current rising interest rate environment. The average cost of borrowed funds was 4.48% for the first quarter of 2006 compared to 3.77% the same period 2005. The overall rate on interest-bearing liabilities was 3.30% for the first quarter of 2006 and 2.35% for the same period in 2005.

	Three Months Ended (In thousands)			Three Months Ended (In thousands)
	March 31, 2006			March 31, 2005
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Loans(1) (2)	$ 114,381	$2,215	7.75%	$ 104,500	$1,789	6.85%
Investment securities(3) (5)	19,621	207	4.22%	14,736	142	3.85%
Federal funds sold	7,828	86	4.39%	4,738	29	2.45%
Total earning assets	141,830	2,508	7.07%	123,974	1,960	6.32%
Other assets	8,048			7,595
Total Assets	149,878			131,569

Interest-bearing deposits	116,093	926	3.19%	101,267	558	2.20%
Borrowings	11,161	125	4.48%	10,091	95	3.77%
Total Interest Bearing Liabilities	127,254	1,051	3.30%	111,358	653	2.35%
Non-Interest Bearing Deposits	11,984			10,167
Other liabilities	728			717
Total Liabilities	139,812			122,232
Total Stockholders' Equity	10,066			9,337
Total Liabilities and Stockholders' Equity	149,878			131,569
Net interest income		$1,457			$1,307
Net interest spread			3.77%			3.97%
Net interest margin(4)			4.11%			4.22%

(1)	Gross of allowance for loan losses
(2)	Includes average non-accrual loans
(3)	Excludes unrealized losses
(4)	Net interest income divided by total earning assets
(5)	Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

Our profitability is dependent to a large extent upon net interest income, which is the difference between our interest income on interest-earning assets and interest expense on interest-bearing liabilities. Within the past 12 months, interest rates have begun to increase in steady increments applied by the Federal Reserve Bank. We will be affected by changes in levels of interest rates and other economic factors beyond our control, particularly to the extent that such factors affect the overall volume of our lending and deposit activities. A sudden increase in interest rates could have an adverse impact on our net income through a narrower interest margin and reduced lending volume. While the overall lending volume has not been particularly affected by rising rates, the net interest margin, as previously noted, has been impacted.

Our Asset/Liability Committee (“ALCO” committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee is scheduled to meet at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of our assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and our liquidity position.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of March 31, 2005, we had a negative gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $95,000 for the first quarter of 2006, compared to $42,000 for the first quarter of 2005. The balance of the allowance for loan losses at March 31, 2006 was $1.47 million (1.23% of gross loans) compared to $1.27 million (1.17% of gross loans) at December 31, 2005. Net charge-offs for the first quarter of 2006 were $32,000 compared to $72,000 for the first quarter of 2005. As a percentage of average loans, the annualized rate of net charge-offs was 0.11% for the first quarter of 2006 compared to a 0.28% ratio for the same period 2005.

Analysis of the Allowance for Loan Losses
For the Three Months Ended March 31,
	2006	2005
Average Loans Outstanding	$114,381	$104,500
Allowance at beginning of period	1,406	1,271

Charge-offs:
Commercial, financial and agricultural
Real Estate - construction
Real Estate - mortgage		57
Installment - consumer
Other	38	19
Total charge-offs	38	76

Recoveries:
Commercial, financial and agricultural	1
Real Estate - construction
Real Estate - mortgage		3
Installment - consumer	5	1
Other
Total Recoveries	6	4

Net charge-offs	32	72
Provision for loan losses	$ 95	$ 42
Balance at end of period	$ 1,469	$ 1,241
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.07%

As of March 31, 2006, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

NON-INTEREST INCOME

Total non-interest income was approximately $276,000 for the first quarter of 2006 compared to $186,000 for the same period in 2005. This increase is attributed to an increase in service charges on deposit accounts, gains on sales of repossessed assets, and a gain on sale of an investment security.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $1.4 million for the first quarter of 2006 as compared to $1.1 million during the first quarter of 2005. Non-interest expense (annualized) as a percent of total average assets was 3.81% for the first quarter of 2006 compared to 3.36% for the first quarter of 2005. The increase in non-interest expense during the first quarter of 2006 as compared to the same period in 2005 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses. These categories mainly all increased due to expenses associated with growth strategies and the opening of two additional offices at year-end 2005.

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

We recognized income tax expense of $78,000 and $123,000 for the first quarter of 2006 and 2005, respectively. Our effective income tax rate was 37.1% for the first quarter of 2005 and 35.4% for the first quarter of 2005.

BALANCE SHEET ANALYSIS - COMPARISON OF MARCH 31, 2006 TO DECEMBER 31, 2005

Assets totaled $154.5 million at March 31, 2006 as compared to $147.0 million at December 31, 2005, an increase of 5.1%. The primary categories of asset growth were a $9.6 million increase in loans and an additional $1.2 million increase in other assets (other real estate for future expansion). We purchased a parcel of property in Maryville, Tennessee with an existing structure which will be renovated into a branch location by year-end 2006.

INVESTMENT SECURITIES

Investment securities were approximately $19.1 million, or 12% of total assets, at March 31, 2006, an increase of $388,000 from December 31, 2005. We purchased $2.1 million in investment securities during the first quarter of 2006, while maturities, calls, sales and principal pay-downs provided cash of $1.6 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 27.8% of the portfolio at March 31, 2005 and 27.1% at December 31, 2005.

At March 31, 2006 and December 31, 2005, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $255,000 at March 31, 2006, compared to an unrealized loss of $176,000 as of December 31, 2005, primarily a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. The recent rising interest rate environment has directly influenced these changes within the bond portfolio. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true when interest rates rise.

LOANS

During the first quarter of 2006, loans increased $2.5 million to $103.7 million at March 31, 2005.

Loans by Type
	March 31, 2006	December 31, 2005
Commercial, financial and agricultural	$37,272	$33,719
Real estate - construction	27,120	25,610
Real estate - mortgage	38,470	36,144
Installment loans to individuals	16,635	14,406
Loans, gross	$119,497	$109,879
Less:
Allowance for loan losses	(1,469)	(1,406)
Unearned loan fees	(108)	(127)
	$117,920	$108,346
Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

Non-Performing Assets
	March 31, 2006	December 31, 2005
Non-accrual loans(1)	$ 438	$ 282
Loans past due greater than 90 days and still accruing interest (2)	21	185
Restructured loans(3)	175	125
Other real estate owned	0	0
Total Non-Performing Assets	$ 634	$592

(1) Included in non-accrual loans are $210,000 and $101,000 of loans considered impaired as of March 31, 2006 and December 31, 2005, respectively.
(2) Loans past due 90 days or more and still accruing interest which were considered impaired as of March 31, 2006 totaled $18,000.
(3) Restructured loans as of March 31, 2006 includes $116,000 considered impaired.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had no Other Real Estate Owned as of March 31, 2006, or December 31, 2005. We have two relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $7.6 million to $132.5 million at March 31, 2006 from $124.8 million at December 31, 2005. This increase was a result of the attraction of certificates of deposit and Money Market accounts through a marketing campaign for our two new branch locations. Core deposits, which include regular savings, money market, NOW and demand deposits, were $61.0 million, or 46.0% of total deposits, at March 31, 2006. Core deposits were 45.9% of total deposits at December 31, 2005. Time deposits totaled $71.6 million at March 31, 2006, an increase of approximately $4.0 million from $67.6 million at December 31, 2005.

Deposit Balances By Type
	March 31, 2006	December 31, 2005
Demand Deposits:
Non-interest bearing demand accounts	$ 10,718	$ 11,864
NOW and money market accounts	46,580	42,064
Savings accounts	3,575	3,323
Total demand deposits	60,873	57,251
Term Deposits:
Less than $100,000	42,783	41,660
$100,000 or more	28,795	25,922
Total Term Deposits	71,578	67,582
Total Deposits	$ 132,451	$ 124,833

CAPITAL

During the first quarter of 2006, stockholders' equity increased $120,000 to $10.1 million. Stockholders’ equity of $10.1 million was due primarily to net income of $132,000, offset by a decline in accumulated other comprehensive income of $50,000.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	March 31, 2006
	Bank	Well Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	9.9%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	11.1%	10.0%	8.0%

Tier 1 capital to average assets	8.1%	5.0%	5.0%

	December 31, 2005
	Bank	Well Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	10.6%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	11.9%	10.0%	8.0%

Tier 1 capital to average assets	8.4%	5.0%	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2006, we held $19.1 million in available-for-sale securities. Deposits increased approximately $7.6 million during the first quarter of 2006. We had $4.0 million of available federal funds lines and approximately $9.2 million of available borrowings from the Federal Home Loan Bank as of March 31, 2006.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2006, the Company had $361,000 in repurchase agreement balances outstanding.

At March 31, 2006, we had capital of $10.1 million, or 6.6% of total assets as compared to $10.0 million, or 6.8% at December 31, 2005. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006, the end of the fiscal quarter covered by this Quarterly report on Form 10-QSB.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiary is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

Date: May 15, 2006	By:	/s/ Jason Wilkinson
Jason Wilkinson
Title: Vice President (principal financial and accounting officer)