Form 10QSB
period 2006-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2006-08-14
CIK 1175158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT 934

For the transition period from _________ to _________

Commission File Number
000-49863

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

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

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,083,806 on August 11, 2006.

FORM 10-QSB

Tennessee Valley Financial Holdings, Inc.
Condensed Consolidated Balance Sheet
(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,423	$3,414
Federal funds sold	483	8,338
Cash and cash equivalents	3,906	11,752

Investment Securities:
Investment securities available for sale, at fair value	18,742	18,721
Loans, net	128,033	108,346
Loans held for sale, at fair value	417	1,048
Banking premises and equipment, net	6,073	5,008
Accrued interest receivable	972	847
Other real estate owned	--	--
Prepaid expenses and other assets	1,337	1,239

Total Assets	$ 159,480	$ 146,961

Liabilities and Stockholders Equity
Deposits	$ 137,328	$ 124,833
Borrowings	10,295	11,053
Accrued interest payable	645	750
Other liabilities	962	319

Total Liabilities	149,230	136.955

Stockholders Equity:
Common stock, $1.00 par value, 2,000,000 shares authorized, 1,082,266 issued and outstanding in 2006, and 538,985 issued and outstanding in 2005.	1,082	539
Capital in excess of par value	6,135	6,610
Retained earnings	3,318	2,968
Accumulated other comprehensive income (loss)	(285)	(111)

Total Stockholders Equity	10,250	10,006

Total Liabilities and Stockholders Equity	$159,480	$146,961

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(In Thousands, except for per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income:
Loans, including fees	$2,477	$1,955	$4,692	$3,744
Investment securities	205	165	403	301
Federal funds sold	66	59	152	88
Other interest income	8	7	17	13
Total interest income	2,756	2,186	5,264	4,146
Interest Expense:
Deposits	1,090	671	2,016	1,229
Advances from the Federal Home Loan Bank and other borrowings	118	119	243	214
Total interest expense	1,208	790	2,259	1,443
Net interest income	1,548	1,396	3,005	2,703
Provision for loan losses	41	64	136	106
Net interest income after provision for loan losses	1,507	1,332	2,869	2,597
Non-interest income
Service charges on deposit accounts	76	106	186	189
Fees on sale of mortgage loans	103	95	179	170
Net gains (losses) on sales of investment securities available for sale	0	0	23	1
Other income	83	16	150	43
Total non-interest income	262	217	538	403
Non-interest expense
Salaries and employee benefits	676	537	1,355	1,074
Net occupancy expense	230	78	439	229
Data processing fees	115	84	237	162
Advertising and promotion	34	21	61	54
Office supplies and postage	35	56	79	82
Legal and professional	37	115	73	153
Director’s fees	30	26	60	57
Loan expense	89	46	177	106
Other	199	154	392	304
Total non-interest expense	1,445	1,117	2,873	2,221
Income before income tax expense	324	432	534	779
Income tax expense	106	163	184	286
Net Income	$218	$ 269	$ 350	$ 493
Basic Earnings per Common Share	$0.20	$ 0.25	$0.32	$0.46
Diluted Earnings per Common Share	$0.20	$ 0.25	$0.32	$0.46
Weighted average common shares (Denominator Basic EPS)	1,081,972	1,067,656	1,080,891	1,067,447
Dilutive effect of stock options	22,369	9,775	22,409	9,197
Weighted average common shares and common stock equivalents (Denominator Diluted EPS)	1,104,341	1,077,431	1,103,300	1,076,644

The notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders Equity
For the six months ended June 30, 2006
(In Thousands)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balances at December 31, 2005	$ 539	$ 6,610	$ 2,968	$ (111)	$ 10,006

Net income			350		350

Other comprehensive income (loss)				(174)	(174)

Stock Split (2 for 1)	541	(541)			--

Proceeds from exercise of stock options and issuance of stock in lieu of director’s fees	2	54			56

Additional paid-in capital - stock option expense		12			12

Balances at June 30, 2006	$1,082	$ 6,135	$ 3,318	$ (285)	$ 10,250

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(In Thousands)
(Unaudited)
                                                                    For the Six Months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$ 350	$ 493
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	136	106
Amortization of premium on investment securities, net of accretion discount	18	30
Depreciation	152	118
Net (gain) loss on sale of available for sale securities	(23)	(1)
Stock dividends on FHLB Stock	(17)	(12)
Compensation expense related to stock option invested	12	--
Changes in operating assets and liabilities:
Accrued interest receivable	(125)	73
Loans held for sale	631	(1,121)
Other assets	5	(84)
Accrued interest payable and other liabilities	538	286
Net cash provided by (used in) operating activities	1,677	(112)
Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities	976	2,440
Proceeds from maturities and calls of available for sale investment securities	2,386	1,035
Purchases of available for sale investment securities	(3,638)	(6,488)
Loans originated, net of payments received	(19,823)	(6,858)
Additions to banking premises and equipment	(1,217)	(152)
Sale of other real estate owned	--	335
Net cash used in investing activities	(21,316)	(9,688)
Cash Flows from Financing Activities:
Increase in deposits, net	12,495	13,957
Proceeds from issuance of common stock	50	33
Proceeds from Trust Preferred issuance		2,062
Proceeds from exercise of stock options	6	--
Net repayments of securities sold under agreements to repurchase and other borrowings	(758)	(1,428)
Net cash provided by financing activities	11,793	14,624
Net Increase (Decrease) in Cash and Cash Equivalents	(7,846)	4,824
Cash and Cash Equivalents, Beginning of Period	11,752	2,369
Cash and Cash Equivalents, End of Period	$ 3,906	$ 7,193
Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$ 2,364	$ 1,348
Income taxes paid	160	297
Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure	--	35
Change in unrealized gain (loss) on available for sale investment securities	(277)	(19)
Change in deferred tax associated with unrealized gain (loss) on investment
securities available for sale	(103)	(7)
Change in net unrealized gain (loss) on available for sale investment securities	(174)	(12)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

                                                               For the Six Months ended June 30,
	2006	2005
Net Income	$350	$493
Other comprehensive income, net of tax:
Unrealized gains/losses on Investment securities	(254)	(18)
Reclassification adjustment for gains/losses included in net income	(23)	(1)
Income taxes related to unrealized gains/losseson investment securities	103	7
Other comprehensive income (loss), net of tax	(174)	(12)

Comprehensive Income	$ 176	$ 481

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006 and 2005

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

TnBank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995. TnBank provides a variety of banking services to individuals and businesses through its main office in Oak Ridge and four branch locations, one in Oak Ridge, two in Knoxville and one in Maryville, Tennessee. Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and consumer installment loans.

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

Financial information as of June 30, 2006 and the results of operations for the three and six months ended June 30, 2006, and cash flows for the six month periods ended June 30, 2006 and 2005 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

Earnings per share for the three and six month periods ended June 30, 2005 has been restated to reflect the two-for-one stock split approved in March 2006 as if it has occurred at the beginning of the earliest period presented, as required by Statement of Financial Accounting Standards No. 128. The effect of this restatement on basic earnings per share as originally reported was a reduction of $0.25 and $0.46 per share for the three and six month periods ended June 30, 2005, respectively.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the company January 1, 2006. Accordingly, we adopted SFAS No. 123(R) commencing with the quarter ending March 31, 2006. As a result of recognizing the cost (net of tax) of employee stock option compensation in our consolidated financial statements, our net income decreased by approximately $12,000 for the first six months of 2006. If we had adopted this standard in the prior year, we would have recorded compensation expense (net of tax) of approximately $12,000 for the first six months of 2005.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No: 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 3 - COMMITMENTS

As of June 30, 2006, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $35.6 million and commitments to advance existing home equity and other credit lines in the amount of $22.1 million. In addition, the Company has also conveyed $821,000 in standby letters of credit.

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

NOTE 5 - OTHER BORROWINGS

The following table summarizes the Company’s other borrowings as of June 30, 2006 and December 31, 2005, respectively.

	June 30, 2006	December 31, 2005
Federal Home Loan Bank advances	$ 7,625	$ 8,500
Fed Funds purchased	--	--
Subordinated Debentures	2,062	2,062
Other borrowings	608	491
Total other borrowings	$ 10,295	$ 11,053

NOTE 6 - STOCK OPTIONS

The Company has two stock option plans that are described more fully below. The Company previously accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in consolidated income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. As a result, stock based compensation of $12,000 is included in net income for the six months ended June 30, 2006. No new options were granted during this quarter. Stock options granted and their exercise price were  were adjusted for the split (2 for 1) of Tennessee Valley Financial Holdings, Inc., stock during the second quarter 2006.

The Company has provided below pro forma disclosures of net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005
N Net income as reported	$269	$493
D Deduct: Stock based employee compensation expense determined under fair-value based method, net of related tax effects	(10)	(12)

P Pro forma net income	$259	$481

E Earnings per share
Basic — as reported	$0.25	$0.46
B Basic — pro forma	$0.24	$0.45
D Diluted — as reported	$0.25	$0.46
D Diluted — pro forma	$0.24	$0.45

Key Employee Stock Option Plan - In March 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years, or sooner at the board’s discretion. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the stock on the date the options were granted. The board has reserved 38,950 shares of common stock for issuance during the term of the plan. All options have been awarded under this plan. The options awarded vest over a four-year period and have an exercise price which was equal to the fair value of stock on the date the options were granted. In the first quarter of 2006, options for 780 shares were exercised.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to the Company's best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the shares outstanding or 427,224 shares of common stock for issuance during the term of the plan. In 2005, the board of directors awarded a total of 78,750 options at an exercise price of $13.00, which was equal to the fair value of the stock on the date the options were granted. These options vest over a four-year period. No options have been exercised under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months June 30,
	2006	2005
Dividend yield	N/A	1.37%
Expected life	N/A	9 years
Expected volatility	N/A	13.65%
Risk-free interest rate	N/A	4.01%

A summary of the status of the Company’s stock option plans is presented below:

	Six Months Ended June 30,		Six Months Ended June 30,
	2006		2005
	Shares (1)	Weighted Average Exercise Price (1)	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	107,960	$ 11.84	15,500	$ 16.65
Granted	0		44,000	$ 26.00
Exercised	760	$ 8.00	(2,020)	$ 16.00
Forfeited	0		0

Outstanding at end of period	107,200	$ 11.87	57,480	$ 23.65

Options exercisable at period-end	56,200	$ 10.85	13,480	$ 16.74

Weighted average fair value of options granted during the period	N/A		26.00

(1) Adjusted for the effects of the 2 for 1 stock split approved in March 2006.

Information pertaining to options outstanding at June 30, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $13.00	107,200	7.2 years	$ 11.87	56,200	$ 10.85

NOTE 7 - STOCK SPLIT

On March 21, 2006, the Board of Directors of Tennessee Valley Financial Holdings, Inc. (TVFHI), declared a two-for-one stock split effective May 1, 2006. This common stock split resulted in outstanding shares of 1,082,266. Additionally, the market value at the time of the split ($28.00) was decreased to the current price of $14.00. Based on the structure of this split and stock dividend transaction, all shareholders percentages of ownership were unaffected.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2006 AND 2005

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending June 30, 2006, we earned net income of $218,000 or $0.20 per share as compared to $269,000 or $0.25 per share for the corresponding period in 2005. For the first half of 2006, net income was $350,000 and $493,000 for the same period in 2005. The decrease in net income for the second quarter of 2006 and the first two quarters of 2006 can primarily be attributed to increases in overhead expenses associated with growth strategies and expansion. Salaries and employee benefits, net occupancy expense, and data processing expenses have all increased as a result of our opening two additional branches at year-end 2005. Increased loan expense has been a direct result of our current aggressive loan growth campaign. Additionally, the continued rising rate environment impacted net interest expense the first half of 2006. Increases in interest income from loan activity off-set these increased expenditures. The table below presents certain key financial ratios for the first quarter of 2006 and 2005 respectively.

	For the six months ending June 30,
	2006	2005
Return on average assets	0.45%	0.70%
Return on average equity	5.82%	9.4%
Earnings per share - basic	$ 0.32	$ 0.46

NET INTEREST INCOME

Net interest income was $3.0 million for the first two quarters of 2006, an increase of approximately 11.2% or $302,000 over the same period in 2005. The increase in net interest income was due primarily to an increase in the volume of interest-earning assets coupled with the continued rising interest rate environment for the first two quarters of 2006 as compared to 2005. Interest income was $2.8 million for the second quarter of 2006 as compared to $2.2 million for the same period in 2005. The increase in interest income for the second quarter of 2006 as compared to the second quarter of 2005 is also attributed to the effect of higher rates on the increased volume of interest-earning assets. The net interest margin declined to 4.15% as of June 30, 2006, compared to 4.25% as of June 30, 2005. While improvement is noted in the yield on earning assets, a more pronounced increase in overall rates on interest bearing liabilities attributed to this decline. Average loans increased approximately $13.2 million to $119.0 million at June 30, 2006, as compared to $105.8 million at December 31, 2005. Average loans were approximately 82% of total earning assets at both June 30, 2006 and December 31, 2005.

The yield on total earning assets increased 77 basis points for the first two quarters of 2006 as compared to the same period of 2005. The recent continued increase in overall rates has enhanced yields on the loan portfolio. The yield on investments has been consistent with both comparative time frames. Yields on Federal Funds Sold, the rates on which can change overnight, significantly increased to 4.62% as of June 30, 2006, compared to 2.68% as of June 30, 2005.

Total interest expense was approximately $2.3 million for the first two quarters of 2006, a 57% increase as compared to the same period in 2005. The average rate on interest-bearing deposits was 3.33% for the first two quarters of 2006, 98 basis points higher than the average rate on deposits during the first two quarters of 2005. This increase is a direct result of the current rising interest rate environment. The average cost of borrowed funds was 5.78% for the first two quarters of 2006 and 4.44% for the first two quarters of 2005. The overall rate on interest-bearing liabilities was 3.49% for the first two quarters of 2006 compared to 2.31% for the same period in 2005.

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Loans(1) (2)	$ 118,989	$ 4,692	7.89%	$ 105,767	$ 3,744	7.08%
Investment securities(3) (5)	19,778	433	4.38%	16,073	337	4.19%
Federal funds sold	6,585	152	4.62%	6,560	88	2.68%
Total earning assets	145,352	5,277	7.26%	128,400	4,169	6.49%
Other assets	8,651			7,530
Total assets	$ 154,003			$ 135,930

Interest-bearing deposits	$ 121,001	2,016	3.33%	$ 104,672	1,229	2.35%
Borrowings	8,407	243	5.78%	9,643	214	4.44%
Total rate-bearing liabilities	129,408	2,259	3.49%	114,315	1,443	2.31%
Other liabilities	12,561			11,169
Total liabilities	141,969			125,484
Total stockholders' equity	12,034			10,446
Total liabilities and stockholders' equity	$ 154,003			$ 135,930
Net interest income		$ 3,018			$ 2,726
Net interest spread			3.77%			4.18%
Net interest margin(4)			4.15%			4.25%
(1)	Gross of allowance for loan losses
(2)	Includes average non-accrual loans
(3)	Excludes unrealized losses
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

PROVISION FOR LOAN LOSSES

Provision for loan losses was $136,000 for the first two quarters of 2006, compared to $106,000 for the first two quarters of 2005. For the second quarter of 2006 the provision for loan losses was $41,000 compared to $64,000 during the second quarter of 2005. The increase in the provision for loan losses for the first six months of 2006 versus the same period in 2005 can be primarily attributed to the overall increase in the volume of loans for that time period. The balance of the allowance for loan losses at June 30, 2006 was $1.41 million (1.13% of gross loans) compared to $1.29 million (1.17% of gross loans) at December 31, 2005. Net charge-offs for the first two quarters of 2006 were $78,000 as compared to $83,000 for the first two quarters of 2005. As a percentage of average loans, the annualized rate of net charge-offs was 0.14% for the first two quarters of 2006 compared to a 0.16% ratio for fiscal 2005.

As of June 30, 2006, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require the us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less amounts for unallocated reserve amounts.

Analysis of the Allowance for Loan Losses
For the Six Months Ended June 30,
	2006	2005
Average Loans Outstanding	$ 118,989	$ 105,767

Allowance at beginning of period	$ 1,406	$ 1,271

Charge-offs:
Commercial, financial and agricultural	14
Real Estate - construction
Real Estate - mortgage		57
Installment - consumer
Other	74	32
Total charge-offs	88	89

Recoveries:
Commercial, financial and agricultural	3
Real Estate - construction
Real Estate - mortgage		5
Installment - consumer	7	1
Other
Total recoveries	10	6

Net charge-offs	78	83
Provision for loan losses	136	106
Balance at end of period	$ 1,464	$ 1,294
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.08%

NON-INTEREST INCOME

Total non-interest income was approximately $538,000 for the first two quarters of 2006 compared to $403,000 for the same period in 2005. For the second quarter of 2006, non-interest income increased $45,000 to $262,000 as compared to the second quarter of 2005. The overall increase in the three and six month periods compared above can be attributed to increases in gain on sale of assets and other income. Other income increased $107,000 for the first six months of 2006 compared to 2005 primarily because of increases in gain on sale of assets, gain on sale of investment securities, investment fee income, and ATM fee income.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $2.9 million for the first two quarters of 2006 as compared to $2.2 million during the first two quarters of 2005. Non-interest expense (annualized) as a percent of total average assets was 3.68% for the first two quarters of 2006 compared to 3.27% for the first two quarters of 2005. The increase in non-interest expense during the first quarters of 2006 as compared to the same period in 2005 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses. The increases in these categorized expenses are a direct result of our continued growth and market expansion. Legal and professional fees have significantly decreased in both comparative periods from 2005. These expenses increased in 2005 due to the onset of Sarbanes-Oxley (SOX 404) compliance issues. The deadline for implementation of SOX 404 has been extended until January 1, 2007 for small business issuers such as the Company. Non-interest expense increased $328,000 to $1.4 million for the second quarter as compared to the same period in 2005. Growth strategies including an additional branch office location and overall increase in asset size have been the primary reasons for the increases in all affected expense categories. Non-interest expense increased $652,000 to $2.9 million for the six months ended June 30, 2006 as compared to the same period in 2005.

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

We recognized income tax expense of $184,000 and $286,000 for the first two quarters of 2006 and 2005, respectively. Income tax expense was $106,000 for the second quarter of 2006 as compared to $163,000 for the second quarter of 2005. Our effective income tax rate was 34.4% for the first two quarters of 2006 and 36.7% for the first two quarters of 2005. The decrease in our effective tax rate is due to an increase in tax exempt income from our investments in tax exempt municipal securities.

BALANCE SHEET ANALYSIS - COMPARISON OF JUNE 30, 2006 TO DECEMBER 31, 2005

Assets totaled $159.4 million at June 30, 2006, as compared to $146.9 million at December 31, 2005, an increase of 8.5%. The primary categories of asset growth were loans, and banking premises and equipment. Loans, including loans held for sale, increased approximately $19.1 million and banking premises and equipment increased $1.1 million. Federal Funds Sold decreased $7.8 million from December 31, 2005. Proceeds from this category along with an approximate increase of $12.4 million in deposit growth allowed for the noted increase in the loan portfolio.

INVESTMENT SECURITIES

The overall volume of investment securities has remained constant at June 30, 2006, as compared to December 31, 2005. The securities portfolio was approximately $18.7 million, or 11.8% of total assets, at June 30, 2006, consistent with December 31, 2005, totals of $18.7 million. We purchased $3.6 million in investment securities during the first two quarters of 2006, while maturities, calls, sales and principal pay-downs provided cash of $3.4 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 29.7% of the portfolio at June 30, 2006 and 30.4% at December 31, 2005.

At June 30, 2006 and December 31, 2005, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $453,000 at June 30, 2006, an increase of $277,000 from December 31, 2005, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first two quarters of 2006, loans increased $19.6 million to $128.0 million at June 30, 2006.

Loans by Type
	June 30, 2006	December 31, 2005
Commercial, financial and agricultural	$40,546	$33,917
Real estate - construction	32,315	25,610
Real estate - mortgage	38,864	36,144
Installment loans to individuals	17,927	14,406
Loans, gross	129,652	109,879
Less:
Allowance for loan losses	(1,464)	(1,406)
Unearned loan fees	(155)	(127)
	$128,033	$108,346

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

Non-Performing Assets

	June 30, 2006	December 31, 2005
Non-accrual loans(1)	$ 347	$ 282
Loans past due greater than 90 days and still accruing interest (2)	-	185
Restructured loans(3)	171	125
Other real estate owned	-	-
Total Non-Performing Assets	$ 518	$ 592

(1) Included in non-accrual loans are $62,000 and $101,000 of loans considered impaired as of June 30, 2006 and December 31, 2005, respectively.
(2) We had no loans past due 90 days and still accruing interest as of June 30, 2006.
(3) Restructured loans as of June 30, 2006 includes $112,000 considered impaired

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had no other real estate owned as of June 30, 2006, or at December 31, 2005. We have two relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $12.5 million to $137.3 million at June 30, 2006 from $124.8 million at December 31, 2005. This increase was a result of the attraction of certificates of deposit through a local marketing campaign. Core deposits, which include regular savings, money market, NOW and demand deposits, were $58.9 million, or 42.9% of total deposits, at June 30, 2006. Core deposits were 45.9% of total deposits at December 31, 2005. Time deposits totaled $78.4 million at June 30, 2006, an increase of approximately $10.8 million from $67.6 million at December 31, 2005. The significant increase in time deposits, as previously mentioned, was due to an en flux of time deposits in order to obtain additional funding sources for growth strategies. The decrease in core deposits was partly attributed to a shift of funds from non interest bearing accounts to time deposit accounts.

Deposit Balances By Type
	June 30, 2006	December 31, 2005
Demand Deposits:
Non-interest bearing demand accounts	$ 13,039	$ 11,864
NOW and money market accounts	42,388	42,064
Savings accounts	3,499	3,323
Total demand deposits	58,926	57,251
Term Deposits:
Less than $100,000	45,140	41,660
$100,000 or more	33,255	25,922
Total term deposits	78,395	67,582
Total Deposits	$ 137,321	$ 124,833

CAPITAL

During the first two quarters of 2006, stockholders' equity increased $244,000 to $10.2 million primarily due to net income of $350,000, proceeds from sale of common stock through exercising of officer stock options totaling $6,000, stock issued in lieu of director’s fees equaling $50,000, and compensation expense  of $12,000 from expenses related to vested stock options. These increases were offset by a decrease in accumulated other comprehensive income of $174,000. Common stock increased and capital in excess of par value decreased by $541,000 due to the 2 for 1 stock split effective May 1, 2006.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	June 30, 2006
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

At June 30, 2006, we held $18.7 million in available-for-sale securities. Deposits increased approximately $12.5 million during the first two quarters of 2006. We had $6.0 million in available federal funds lines and approximately $10.8 million in available borrowings from the Federal Home Loan Bank as of June 30, 2006.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2006, we had $402,000 in repurchase agreement balances outstanding.

At June 30, 2006, we had capital of $10.2 million, or 6.4% of total assets as compared to $10.0 million, or 6.8% at December 31, 2005. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

Tennessee Valley Financial Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
        None.
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 25, 2006, at which the following two proposals were presented and acted upon.

Proposal 1. To elect nine directors to serve until the next Annual Meeting of Shareholders and until their successor are elected and qualified:	For	Against	Abstain

J. Michael Anderson	312,733	--	11,327
Larry Beeman	312,733	--	11,327
A.P. Cappiello	306,645	--	15,415
Victor I. Dodson (1)	320,894	--	3,166
J. Frank Jamison	312,733	--	11,327
Terry Kerbs	312,733	--	11,327
Thomas E. Tuck	320,894	--	3,166
Dug Moye	312,733	--	11,327
Bob Witt	312,733	--	11,327
(1) Director Dodson is now deceased.

Proposal 2. To ratify the appointment of Pugh & Company, Certified Public Accountants, as auditors for the Bank for 2006:	For	Against	Abstain
	312,707	8,327	3,026

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FORM 1O-QSB

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.

Date: August 14, 2006	By:	/s/ Jason Wilkinson
Jason Wilkinson
Title: Vice President (Principal financial and accounting officer)