Form 10QSB
period 2006-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2006-11-13
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or (15d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                Yes ☒ No ☐

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,500,700 on November 13, 2006.

FORM 10-QSB

Tennessee Valley Financial Holdings, Inc.
Condensed Consolidated Balance Sheet
(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$4,185	$3,414
Federal funds sold	-	8,838
Cash and cash equivalents	4,185	11,752

Investment Securities:
Investment securities available for sale, at fair value	19,151	18,721
Loans, net	136,694	108,346
Loans held for sale, at fair value	693	1,048
Banking premises and equipment, net	6,078	5,008
Accrued interest receivable	1,067	847
Other real estate owned	500	-
Prepaid expenses and other assets	1,224	1,239

Total Assets	$169,592	$146,961

Liabilities and Stockholders' Equity
Deposits	$141,178	$124,833
Borrowings	11,498	11,053
Accrued interest payable	840	750
Other liabilities	1,878	319

Total Liabilities	155,394	136,955

Stockholders' Equity:
Common Stock, $1.00 par value, 2,000,000 shares authorized, 1,362,358 issued and outstanding in 2006, 538,985 issued and outstanding in 2005.	1,362	539
Capital in excess of par value	9,481	6,610
Retained earnings	3,473	2,968
Accumulated other comprehensive income	(118)	(111)

Total Stockholders Equity	14,198	10,006

Total Liabilities and Stockholders' Equity	$169,592	$146,961

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(In Thousands except for per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income:
Loans, including fees	$2,755	$2,043	$7,447	$5,787
Investment securities	207	176	610	477
Federal funds sold	17	54	169	142
Other interest income	9	7	26	20
Total interest income	2,988	2,280	8,252	6,426
Interest Expense:
Deposits	1,162	724	3,178	1,953
Advances from the Federal Home Loan Bank and other borrowings	95	90	271	276
Trust Preferred interest expense	34	34	101	62
Total interest expense	1,291	848	3,550	2,291
Net interest income	1,697	1,432	4,702	4,135
Provision for loan losses	256	150	392	256
Net interest income after provision for loan losses	1,441	1,282	4,310	3,879
Non-interest income:
Service charges on deposit accounts	138	106	324	295
Fees on sale of mortgage loans	74	114	253	284
Net gains (losses) on sales of investment securities available for sale	-	4	23	5
Other income	50	45	200	88
Total non-interest income	262	269	800	672
Non-interest expense:
Salaries and employee benefits	684	536	2,039	1,610
Net occupancy expense	240	181	679	497
Data processing fees	96	113	333	275
Advertising and promotion	37	40	98	94
Office supplies and postage	36	44	115	126
Legal and professional	37	62	110	215
Loan expense	30	63	277	169
Director’s fees	30	26	90	57
Other	286	99	608	342
Total non-interest expense	1,476	1,164	4,349	3,385

Income before income tax expense	227	387	761	1,166
Income tax expense	72	158	256	444

Net Income	$155	$229	$505	$722
Basic Earnings per Common Share	$0.13	$0.20	$0.47	$0.68
Diluted Earnings per Common Share	$0.13	$0.20	$0.47	$0.67
Weighted average common shares (Denominator Basic EPS)	1,221,309	1,128,211	1,070,198	1,068,556
Dilutive effect of stock options	16,310	16,329	9,431	9,197
Weighted average common shares and common stock equivalents (Denominator Diluted EPS)	1,237,619	1,144,540	1,079,629	1,077,753

The accompanying notes are an integral part of these financial statements.

The notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders Equity
For the nine months ended September 30, 2006
(In thousands)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss )	Total Stockholders Equity
Balances at December 31, 2005	$539	$6,610	$2,968	$(111)	$10,006

Net income			505		505

Other comprehensive income (loss)				(7)	(7)

Stock Split (2 for 1)	541	(541)			-

Proceeds from exercise of stock options and issuance of stock in lieu of director’s fees	4	74			78

Proceeds from stock offering	278	3,397			3,675

Stock Offering Expenses		(77)			(77)

Additional paid in capital - stock option expense		18			18

Balances at September 30, 2006	$1,362	$9,481	$3,473	$(118)	$14,198

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                                                                                                                                                                         For the Nine Months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$505	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	392	256
Amortization of premium on investment securities,	31	30
Depreciation	225	177
Net (gain) loss on sale of available for sale securities	(23)	(5)
Stock dividends on FHLB Stock	(26)	(19)
Compensation Expense related to stock options vested	18	-
Changes in operating assets and liabilities:
Accrued interest receivable	(220)	(65)
Other assets	20	(83)
Accrued interest payable and other liabilities	1,649	459
Net cash provided by operating activities	2,571	1,472

Cash Flows from Investing Activities:
Proceeds from sales of available for sale investment securities	1,106	3,162
Proceeds from maturities and calls of available for sale investment securities	2,614	2,222
Purchases of available for sale investment securities	(4,144)	(9,391)
Loans originated, net of payments received	(29,240)	(5,964)
Additions to banking premises and equipment	(1,295)	(668)
Sale of other real estate owned	-	335
Net (increase) decrease in loans held for sale	355	180
Net cash used in investing activities	(30,604)	(10,124)

Cash Flows from Financing Activities:
Increase in deposits, net	16,345	14,500
Proceeds from subordinated debentures	-	2,062
Proceeds from stock in lieu of director’s fees and exercise of stock options	78	-
Repurchase of common stock	-	33
Proceeds from stock offering	3,675	-
Prepaid stock offering expenses	(77)	-
Proceeds from securities sold under agreements to repurchase and other borrowings, net of principal repayments	445	(1,436)
Net cash provided by financing activities	20,466	15,159

Net Increase (Decrease) in Cash and Cash Equivalents	(7,567)	6,507

Cash and Cash Equivalents, Beginning of Period	11,752	2,369

Cash and Cash Equivalents, End of Period	$4,185	$8,876

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$3,460	$2,057
Income taxes paid	280	456

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate acquired through foreclosure	500	35
Purchase of building financed by capital lease obligation	-	-
Change in unrealized gain (loss) on available for sale investment securities	(11)	(30)
Change in deferred tax associated with unrealized gain (loss) on investment
securities available for sale	(4)	(11)
Change in net unrealized gain (loss) on available for sale investment securities	(7)	(19)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited) For the nine months ended September 30,
	2006	2005
Net Income	$505	$722
Other comprehensive income, net of tax:
Unrealized gains/losses on investment securities	12	(25)
Reclassification adjustment for gains/losses included in net income	(23)	(5)
Income taxes related to unrealized gains/losses on investment securities	4	11
Other comprehensive income (loss), net of tax	(7)	(19)

Comprehensive income	$498	$703

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006 and 2005

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

Financial information as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006, and cash flows for the nine month periods ended September 30, 2006 and 2005 are unaudited, and in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

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

NOTE 3 - COMMITMENTS

As of September 30, 2006, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $30 million and commitments to advance existing home equity and other credit lines in the amount of $23 million. In addition, the Company has also conveyed $997,000 in standby letters of credit.

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

NOTE 5 - OTHER BORROWINGS

The following table summarizes the Company’s other borrowings as of September 30, 2006 and December 31, 2005, respectively.

	September 30, 2006	December 31, 2005
Federal Home Loan Bank Advances	$8,750	$8,500
Fed Funds Purchased	150	-
Subordinated Debentures	2,062	2,062
Other borrowings	536	491
Total Other Borrowings	$11,498	$11,053

NOTE 6 - STOCK OPTIONS

The Company has two stock option plans that are described more fully below. The Company previously accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in consolidated income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted SFAS No 123(R), which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. As a result, stock based compensation of $18,000 is included in net income for the nine months ended September 30, 2006. No new options were granted during this quarter. Stock options granted and their exercise price were adjusted for the split (2 for 1) of Tennessee Valley Financial Holdings, Inc. stock during the second quarter 2006.

The Company has provided below pro forma disclosures of net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Income, as reported	$229	$722
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10	22

Pro forma net income	$219	$700

Earnings per share:
Basic - as reported	$0.20	$0.68

Basic - pro forma	$0.19	$0.66

Diluted - as reported	$0.20	$0.67

Diluted - pro forma	$0.19	$0.65

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

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to our best interests. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of our common stock on the date the option is granted. The board of directors has reserved the lesser of 20% of the shares outstanding or 427,224 shares of common stock for issuance during the term of the plan. In 2005, the board of directors awarded a total of 78,750 options at an exercise price of $13, which was equal to the fair value of the stock on the date the options were granted. These options vest over a four-year period. No options have been exercised under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months September 30,
	2006	2005
Dividend yield	N/A	1.37%
Expected life	N/A	6 years
Expected volatility	N/A	10%
Risk-free interest rate	N/A	5.2%

A summary of the status of the Company’s stock option plans is presented below:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006		2005
	Shares (1)	Weighted Average Exercise Price (1)	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	107,960	$ 11.84	15,500	$ 16.22
Granted	0	0	44,000	26.00
Exercised	760	8.00	(2,020)	16.00
Forfeited	0	0	(250)	26.00

Outstanding at end of period	107,200	$ 11.87	57,230	$ 23.65

Options Exercisable at Period-End	56,200	$ 10.85	13,230	$ 16.26

Weighted average fair value of options granted during the period	NA		2.12
_________________________
(1) Adjusted for the effects of the 2 for 1 stock split effective May 1, 2006.

Information pertaining to options outstanding at September 30, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $13.00	107,200	6.9 years	$ 11.87	56,200	$ 10.85

NOTE 7 - STOCK SPLIT AND STOCK OFFERING

On March 21, 2006, the Board of Directors of Tennessee Valley Financial Holdings, Inc. (TVFHI), declared a two-for-one stock split effective May 1, 2006. Additionally, the market value at the time of the split ($28.00) was decreased to the current price of $14.00. Based on the structure of this split and stock dividend transaction, all shareholders’ percentage of ownership were unaffected.

The Directors of TVFHI authorized the sale of an additional 541,133 shares of common stock of the TVFHI. This supplemental stock offering was effective May 22, 2006. Prior to the shares being sold to the general public, existing shareholders had the right to subscribe for and purchase shares on a one for two basis based on the number of outstanding whole shares each shareholder owned of record May 22, 2006 for a price of $13.00 per share. Additionally, to the extent shares remain available, existing shareholders could subscribe for additional shares in the public offering. The preemptive right of existing shareholders to purchase additional shares expired at 5:00 PM, local time, on July 31, 2006. Shares are being offered to the general public at an offering price of $14.00 per share and subject to prior rights of the existing shareholders. The original offering expiration date of September 30, 2006, was extended to October 30, 2006, at the discretion of TVFHI.

As of September 30, 2006, we have issued an additional 278,552 shares of TVFHI stock from subscriptions of existing shareholders. Of the proceeds received for the purchase of these shares, $3.6 million was transferred to bank capital in the third quarter 2006. We currently hold in escrow an additional $1.7 million in proceeds from outstanding stock subscriptions awaiting acceptance from the Company. These funds will be transferred to bank capital during the fourth quarter 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2006 AND 2005

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending September 30, 2006 we earned net income of $155,000 or $0.13 per share as compared to $229,000 or $0.20 per share for the corresponding period in 2005. For the first three quarters of 2006, net income was $505,000 compared to $722,000 for the same period in 2005. The decrease in net income for the third quarter of 2006 and the first three quarters of 2006 can be primarily attributed to increases in overhead expenses associated with growth strategies and expansion. Salaries and employee benefits, net occupancy expense, and data processing expenses have all increased as a result of our opening two additional branches at year-end 2005. Increased loan expense has been a direct result of our current aggressive loan growth campaign. Additionally, the continued rising rate environment impacted interest expense through the first three quarters of 2006. An increase in interest income from loans off-set the increased interest expense. The table below presents certain key financial ratios for the first three quarters of 2006 and 2005.

	For the nine months ending September 30,
	2006	2005
Return on Average Assets	0.43%	0.70%
Return on Average Equity	5.32%	8.80%
Earnings per share - basic	$0.47	$0.68

NET INTEREST INCOME

Net interest income was $4.7 million for the first three quarters of 2006 compared to $4.1 million for the same period in 2005. The increase in net interest income was due primarily to an increase in the volume of earnings assets coupled with the continued rising rate environment for the first three quarters of 2006 as compared to 2005. Interest income was $3.0 million for the third quarter of 2006 as compared to $2.3 million for the same period in 2005. The increase in interest income for the third quarter 2006 as compared to third quarter 2005 is also attributed to the effect of higher rates on the increased volume of interest-earning assets. The net interest margin has declined to 4.24% as of September 30, 2006 compared to 4.35% as of September 30, 2005. While improvement is noted in the yield on earning assets, a more pronounced increase in overall rates on interest bearing liabilities attributed to this decline. Average loans increased approximately $18 million to $124.0 million at September 30, 2006 as compared to $106.7 million at December 31, 2005. Average loans were approximately 83% of total earning assets at September 30, 2006, and 82% as of December 31, 2005.

The yield on total earning assets increased 78 basis points for the first three quarters of 2006 as compared to the same period of 2005. The recent continued increase in overall rates has enhanced yields on the loan portfolio. The yield on investments slightly increased as of September 30, 2006 to 4.42% compared to 4.30% as of September 30, 2005. Yields on Federal Funds Sold, the rates which can change overnight, significantly increased to 4.73% as of September 30, 2006, compared to 2.92% as of September 30, 2005.

Total interest expense was approximately $3.6 million for the first three quarters of 2006, a 59% increase as compared to the same period in 2005. The average rate on interest-bearing deposits was 3.45% for the first three quarters of 2006, 99 basis points higher than the average rate on deposits during the first three quarters of 2005. This increase is a direct result of the recent continued rising rate environment. The average cost of borrowed funds was 4.81% for the first three quarters of 2006 and 4.74% for the first three quarters of 2005. The overall rate on interest-bearing liabilities was 3.55% for the first three quarters of 2006 compared to 2.65% for the same period in 2005.

(In thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
Average Balance		Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Loans(1) (2)	$123,974	$7,447	8.01%	$106,748	$5,787	7.23%
Investment securities(3) (5)	19,759	636	4.29%	16,958	547	4.30%
Federal funds sold	4,761	169	4.73%	6,477	142	2.92%
Total earning assets	148,494	8,252	7.41%	130,183	6,476	6.63%
Other assets	8,912			7,511
Total Assets	$157,406			$137,694

Interest-bearing deposits	122,859	3,178	3.45%	105,720	1,953	2.46%
Borrowings	10,317	372	4.81%	9,511	338	4.74%
Total rate-bearing liabilities	133,176	3,550	3.55%	115,231	2,292	2.65%
Other liabilities	11,581			11,527
Total Liabilities	144,757			126,758
Total Stockholders' Equity	12,649			10,936
Total Liabilities and Stockholders' Equity	$157,406			$137,694
Net interest income		$4,702			$4,185
Net interest spread			3.86%			3.98%
Net interest margin(4)			4.22%			4.29%

(1) Gross of allowance for loan losses
(2) Includes average non-accrual loans
(3) Excludes the impact of the average net unrealized loss on securities available for sale
(4) Net interest income divided by total earning assets
(5) Interest income on investment securities is presented on a tax-effected basis using a 38% income tax rate and a 20% TEFRA disallowance

Our profitability is dependent to a large extent upon net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. We will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company’s net income through a narrower interest margin and reduced lending volume.

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

PROVISION FOR LOAN LOSSES

Provision for loan losses was $392,000 for the first three quarters of 2006, compared to $256,000 for the first three quarters of 2005. For the third quarter of 2006 the provision for loan losses was $256,000 compared to $64,000 during the third quarter of 2005. The increase in the provision for loan losses for the first three quarters of 2006 can be primarily attributed to the overall increase in the volume of loans for that period as well as the classification of two larger credits and subsequent charge down of one lending relationship. The balance of the allowance for loan losses at September 30, 2006 was $1.64 million (1.18% of gross loans) compared to $1.29 million (1.17% of gross loans) at December 31, 2005. Net charge-offs for the first three quarters of 2006 were $158,000 as compared to $115,000 for the first three quarters of 2005. As a percentage of average loans, the annualized rate of net charge-offs was 0.13% for the first three quarters of 2006 compared to a 0.11% ratio for the same period in 2005.

As of September 30, 2006, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans and less analysis for unallocated reserve amounts.

Analysis of the Allowance for Loan Losses
For the Nine Months Ended September 30,
	2006	2005
Average loans outstanding	$ 123,974	$ 106,748
Allowance at beginning of period	$ 1,406	$ 1,271

Charge-offs:
Commercial, financial and agricultural	16	2
Real Estate - construction
Real Estate - mortgage	1	57
Installment - consumer	95
Other	58	72
Total charge-offs	170	131

Recoveries:
Commercial, financial and agricultural	3	12
Real Estate - construction
Real Estate - mortgage		3
Installment - consumer	8	1
Other	1
Total recoveries	12	16

Net charge-offs	158	115
Provision for loan losses	392	256
Balance at end of period	$1,640	$1,412
Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.11%

NON-INTEREST INCOME

Total non-interest income was approximately $800,000 for the first three quarters of 2006 compared to $672,000 for the same period in 2005. For the third quarter of 2006, non-interest income totaled $262,000 compared to $269,000 in the third quarter of 2005. The overall increases in non-interest income for the first three quarters of 2006 as compared to the same period in 2005 can be attributed to increases in gain on sale of assets and other income. Other income increased $112,000 for the first nine months of 2006 compared to 2005 primarily due to increases in gain on sale of assets, gain on sale of investment securities, investment fee income, and ATM fee income.

NON-INTEREST EXPENSE

Non-interest expense totaled approximately $4.3 million for the first three quarters of 2006 as compared to $3.4 million during the first three quarters of 2005. Non-interest expense (annualized) as a percent of total average assets was 3.68% for the first three quarters of 2006 compared to 3.28% for the first three quarters of 2005. The increase in non-interest expense during the first three quarters of 2006 as compared to the same period in 2005 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses. The increases in these categorized expenses are a direct result of our continued growth and expansion. Loan expense has increased due to our continued aggressive loan growth campaign. Other non-interest expense increased due to higher costs within the categories of employee continuing education, telephone expense, miscellaneous expense, and repossession expense. Legal and professional fees have significantly decreased in both comparative periods from 2005. The increases noted in 2005 were due to the onset of Sarbanes-Oxley (SOX 404) compliance issues. Non-interest expense increased $312,000 to $1.5 million for the third quarter of 2006 as compared to the same period in 2005. Growth strategies including an additional branch location and overall increase in asset size have been the primary reasons for the increases in all affected expense categories. Non-interest expense increased $964,000 to $4.3 million for the nine months ended September 30, 2006 as compared to the same period in 2005.

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

We recognized income tax expense of $256,000 and $444,000 for the first three quarters of 2006 and 2005, respectively. Income tax expense was $72,000 for the third quarter of 2006 as compared to $158,000 for the third quarter of 2005. The effective income tax rate for the Company was 34% for the first three quarters of 2006 and 38% for the first three quarters of 2005.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER 30, 2006 TO DECEMBER 31, 2005

Assets totaled $169.6 million at September 30, 2006, as compared to $147.0 million at December 31, 2005, an increase of 15%. The primary categories of asset growth were loans, and banking premises and equipment. Loans, including loans held for sale, increased approximately $28.0 million and banking premises and equipment increased $1.1 million. Federal Funds Sold decreased $8.3 million from December 31, 2005. Proceeds from this category along with an approximate increase $16.3 million in deposit growth allowed for the noted increase in the loan portfolio.

INVESTMENT SECURITIES

The overall volume of investment securities has remained constant at September 30, 2006, as compared to December 31, 2005. The securities portfolio was approximately $19.2 million, or 11.3% of total assets, at September 30, 2006, representing a nominal increase from December 31, 2005 totals of $18.7 million. We purchased $4.1 million in investment securities during the first three quarters of 2006, while maturities, calls, sales, and principal paydowns provided cash of $3.7 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 27.7% of the portfolio at September 30, 2006 and 30.4% at December 31, 2005.

At September 30, 2006 and December 31, 2005, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $188,000 at September 30, 2006, a decline of $11,000 from December 31, 2005, primarily as a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. Generally, during periods of decreasing interest rates, the fair values increase whereas the opposite may hold true during a rising interest rate environment.

LOANS

During the first three quarters of 2006, loans increased $28.3 million to $136.7 million at September 30, 2006.

Loans by Type
	September 30, 2006	December 31, 2005
Commercial, financial and agricultural	$39,424	$33,917
Real estate - construction	36,510	25,610
Real estate - mortgage	40,572	36,144
Installment loans to individuals	21,967	14,406
Loans, gross	$138,473	$109,879
Less:
Allowance for loan losses	(1,640)	(1,406)
Unearned loan fees	(140)	(127)
	$136,693	$108,346

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

Non-Performing Assets
	September 30, 2006	December 31, 2005
Non-accrual loans(1)	$719	$282
Loans past due greater than 90 days and still accruing interest	5	185
Restructured loans (2)	240	125
Other real estate owned	500	--

Total non-performing assets	$1,464	$592

_________________
(1)   Included in non-accrual loans are $98,000 and $101,000 of loans considered impaired as of September 30, 2006 and December 31, 2005, respectively.
(2)   No restructured loans as of September 30, 2006 are considered impaired.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. Other Real Estate Owned as of September 30, 2006 totaled $500,000. We had no Other Real Estate Owned at December 31, 2005. We have three relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $16.3 million to $141.2 million at September 30, 2006 from $124.8 million at December 31, 2005. Core deposits, which include regular savings, money market, NOW and demand deposits, were $52.9 million, or 37.5% of total deposits, at September 30, 2006. Core deposits were 45.9% of total deposits at December 31, 2005. Time deposits totaled $88.3 million at September 30, 2006, an increase of approximately $20.7 million from $67.6 million at December 31, 2005. The increase in time deposits represents more aggressive deposit pricing for time deposits in the first three quarters of 2006, due to funding requirements of our loan portfolio growth.

Deposit Balances By Type
	September 30, 2006	December 31, 2005
Demand deposits:
Non-interest bearing demand accounts	$12,748	$11,864
NOW and money market accounts	36,751	42,064
Savings accounts	3,399	3,323
Total demand deposits	52,898	57,251
Term deposits:
Less than $100,000	50,779	41,660
$100,000 or more	37,501	25,922
Total term deposits	88,280	67,582
Total deposits	$141,178	$124,833

CAPITAL

During the first three quarters of 2006, stockholders' equity increased $4.2 million to approximately $14.2 million. This substantial increase is attributed to net capital proceeds, to date, of $3.6 million realized through the sale of the current stock offering. Other increases in equity capital include net income to date of $505,000, proceeds from exercising stock options and issuance of stock in lieu of director’s fees of $78,000, and compensation expense of $18,000 from costs related to vested stock options. These increases were off-set by a decrease in accumulated other comprehensive income of $7,000.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	September 30, 2006
	Bank	Well Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	11.5%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	12.7%	10.0%	8.0%

Tier 1 capital to average assets	9.9%	5.0%	5.0%

	December 31, 2005
	Bank	Well Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	10.6%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	11.9%	10.0%	8.0%

Tier 1 capital to average assets	8.4%	5.0%	5.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2006, we held $19.2 million in available-for-sale securities. Deposits increased approximately $16.3 million during the first three quarters of 2006. We had $6.0 million in available federal funds lines and approximately $8.5 million in available borrowings from the Federal Home Loan Bank as of September 30, 2006.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2006, the Company had $336,000 in repurchase agreement balances outstanding.

At September 30, 2006, we had capital of $14.1 million, or 8.3% of total assets as compared to $10.0 million, or 6.8% at December 31, 2005. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006, the end of the fiscal quarter covered by this Quarterly report on Form 10-QSB.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiary is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in our internal control over finanical reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QS that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tennessee Valley Financial Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 1O-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Tennessee Valley Financial Holdings, Inc.

Date: November 13, 2006                                   By: _/s/ Jason Wilkinson_________________________
                              Jason Wilkinson, Vice President