Form 10KSB
period 2006-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2007-04-02
CIK 1175158

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition Period From __________ To____________

Commission File Number 000-49863

Tennessee Valley Financial Holdings, Inc.

(Exact name of small business issue as specified in charter)

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Illinois Avenue Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 865-483-9444

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosures of delinquent filers in response to items 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ] Yes [X] No

The registrant’s revenues for the most recent fiscal year were $12,488,000.

At March 17, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,657,844.

As of March 18, 2007 registrant had 1,509,571 shares of its $1.00 par value common stock outstanding.

Documents Incorporated by Reference: Proxy Statement related to 2007 Annual Meeting of Shareholders.

Table of Contents

Part I:
Item 1:	Description of Business...............................................................................................................................................	1
Item 2:	Description of Property................................................................................................................................................	10
Item 3:	Legal Proceedings.........................................................................................................................................................	10
Item 4:	Submission of Matters to a Vote of Security Holders.............................................................................................	10

Part II:
Item 5:	Market for Common Stock and Related Stockholder Matters................................................................................	11
Item 6:	Management’s Discussion and Analysis or Plan of Operation............................................................................	12
Item 7:	Financial Statements.....................................................................................................................................................	24

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................	52
Item 8A:	Controls and Procedures..............................................................................................................................................	52
Part III:
Item 9:	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act..................................................................................................................................................................	52
Item 10:	Executive Compensation..............................................................................................................................................	52
Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...................................................................	52
Item 12:	Certain Relationships and Related Transactions.....................................................................................................	52
Item 13:	Exhibits ......................................................................................................................	53
Item 14:	Principal Accountant Fees and Services...................................................................................................................	53
Signatures	......................................................………………………………………………………………………….	54

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

The Bank commenced operations as a state chartered bank on May 30, 1995. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office and four branch locations, one in Oak Ridge, two located in Knoxville and one located in Maryville.

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

We offer a wide variety of competitive retail and commercial banking services. We offer deposit services including various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Our lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans and lines of credit, credit cards, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. We also offer safe deposit box and drive-thru services at the Oak Ridge and Knoxville locations. Automated teller machine (ATM) services are offered at Oak Ridge, Knoxville, and Maryville locations. We provide VISA and MasterCard credit cards and are a merchant depository for credit card drafts under both types of credit cards. We also offer banking services for our customers on the internet at our World Wide Web address, www.tnbank.net. Customers enrolled in the internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically, and access other typical internet banking services. We have has trust powers but do not have a trust department presently. We offer retail investment services through a broker/dealer relationship with Linsco/Private Ledger Corporation. These services include brokerage transactions in common stocks, mutual funds and bonds, as well as financial planning services.

The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions , which we refer to as the “TDFI” and the Federal Deposit Insurance Corporation, which we refer to as the “FDIC.”

The Company’s principal executive offices are located at the Bank, at 401 S. Illinois Avenue, Oak Ridge, Tennessee, 37830, and its phone number is (865) 483-9444.

Market Area

Our primary service area encompassing Anderson, Roane, Knox and Blount Counties, includes the cities of Oak Ridge in Anderson and Roane Counties, Clinton in Anderson County and Knoxville and Farragut in Knox County , and Maryville and Alcoa in Blount County. Oak Ridge has long been known for its intellectual resources and strong educational system. The city has been long recognized as a research center, in a large part due to the Oak Ridge National Laboratory and the United States Department of Energy facilities that began during the Manhattan Project. Oak Ridge’s population has remained at around 28,000 people for several years. Much of the Oak Ridge economy is related to the federal facilities located here associated with the United States Department of Energy. This makes the Oak Ridge economy somewhat more reliant upon federal budget appropriations, political decisions and international events than typical economic factors. During the early 1990’s, these facilities saw reductions in their workforce but recently have had steadier levels of employment.

Employees

At December 31, 2006 we had 61 full-time employees and four part-time employees. Our employees are not represented by any union or other collective bargaining agreement and we believe our employee relations are satisfactory.

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2006, the net loan portfolio totaled $141.3 million, or 78% of total assets.

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

The maximum amount which we could have loaned directly to any one borrower as of December 31, 2006, was approximately $4.0 million. Our largest loan relationship is $2.9 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2006.

Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Residential Real Estate Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2006, $41.4 million or 29% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of this date, approximately $29.7 million, or 72.3% of these loans were adjustable rate mortgage loans.

Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. We originate consumer loans to provide a range of financial services to customers and create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2006, consumer loans amounted to $25.9 million or 18% of the total loan portfolio.

Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2006, the largest commercial relationship was $651,000 secured by inventory and equipment. As of December 31, 2006, we had $23.3 million in commercial loans or 16% of the total loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson, Knox, Roane, and Blount Counties. These types of loans amounted to $15.7 million or 11% of the total loan portfolio as of December 31, 2006. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We generally do not offer fixed-rate commercial real estate or multi-family real estate loans.

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

Competition

We compete with five commercial banks and four credit unions in our primary market area of Oak Ridge. In addition to these local competitors, banks from other market areas also compete with us. In addition to traditional providers (i.e. banks, credit unions, thrifts), other financial services companies like insurance companies, brokerages and finance companies compete with us. We anticipate that competition from providers of financial services over the World Wide Web will intensify in the future. One of the results of increasing competition is the lowering of our net interest margin, as consumers have more choices for deposits (thus increasing the cost) and loans (lowering the income). We attempt to mitigate these factors by emphasizing our service and relationship style of banking services.

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

Supervision and Regulation

Bank Holding Company Regulation. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board. Its banking subsidiary, the Bank, is subject to restrictions under federal law which limit the transfer of funds by it to the Company and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Company and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, the Company is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes examinations of the Company.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, onflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions; and (v) new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients. Because the Company’s common stock is registered with the SEC, it is subject to the requirements of this legislation.

Tennessee Banking Act; Federal Deposit Insurance Act. The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on the Bank are impossible to predict.

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance. The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of April 2, 2007, the Bank is not the subject of any such action by the FDIC or the Commissioner.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. §1811, et seq.).

FIRREA. Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on August 9, 1989. FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonable expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

The Bank believes that at April 2, 2007, the Bank was well capitalized under the criteria discussed above.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches. Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the Bank insurance Fund (“BIF”) and for depositors, and not for the protection of investors and shareholders.

Interstate Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment. The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction. Tennessee has opted-in to the Interstate Act. Management cannot predict the extent to which the business of the Bank may be affected. Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of April 2, 2007, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums. The Bank is required to pay semiannual FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.00 to $.27 for every $100 of deposits. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Recently the FDIC has passed a resolution to lower premiums.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years. The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance. The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services. There are provisions providing for functional regulation of the various services provided by institutions among different regulators. There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution. Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act. The regulatory agencies have been adopting many new regulations to implement the Act.

USA Patriot Act. On October 26, 2001, President Bush signed the USA PATRIOT Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program. The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

General
The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2006, the Bank is not the subject of any action by the FDIC or the TDFI.

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

ITEM 2. DESCRIPTION OF PROPERTY

We operate five full-service banking facilities. We own our two Oak Ridge branch facilities and lease current operating Knoxville location. We lease both the building and property of our Knoxville Farragut location and lease the land for our Cedar Bluff location while owning the building. Additionally, we currently lease space in Maryville, Tennessee, Blount County awaiting the completion of a permanent branch location anticipated to open by mid-year 2007.

The main office if located at 401 S. Illinois Avenue in Oak Ridge. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive thru services. The main office also houses the operations and bookkeeping department, credit administration, and most other administrative functions.

Our Jackson Square office is located at 900 Oak Ridge Turnpike in Oak Ridge. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository, and drive thru services.

Our Farragut branch is located at 11200 Kingston Pike in Knoxville, Tennessee. It is a full service branch with approximately 4,000 square feet. The lease for Farragut is $6,000 monthly with a term of 10 years with two five year renewal options and purchase option after the initial ten year term.

Our Cedar Bluff branch is located at 1005 N. Cedar Bluff Road, Knoxville, Tennessee. This property is leased at $2,917 per month. This lease was made effective March 15, 2004 and has an initial term of 20 years with four successive five-year renewal periods.

Our Maryville office is currently located at 543 W. Lamar Alexander Parkway, Maryville, Tennessee. We lease approximately 1,000 square feet for this location. Terms of this lease are $1,250 per month for one year with an option to renew for an additional two years with rent to be determined at renewal by both parties. We are in process of completing a permanent structure in close proximity to take the place of the current leased office. The branch will be located at 1311 West Lamar Alexander Parkway, Maryville, Tennessee. We own both the land and building of this new location.

Additionally, we own property located on E. Tri-County Blvd in Oliver Springs. This location was obtained by foreclosure in 2004. The property has a 2,500 square foot commercial garage which we currently utilize for general storage.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. At this time, we do not believe any of these matters will result in a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company’s last quarter of fiscal year 2006.

24

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 22, 2006, the Company completed a two for one stock split. Holders of record on May 1, 2006 received one additional share of Tennessee Valley Financial Holdings, Inc., common stock for each share they held. Additionally, the market value at the time of the split ($28.00) was decreased to $14.00. Based on the structure of this split and stock dividend transaction, all shareholders percentages of ownership were unaffected.

Subsequent to the stock split, the Company had a secondary stock offering to raise additional capital. Upon closing of this general public offering on October 30, 2006, the Company raised approximately $5.6 million in proceeds from the sale of TVFH common stock. An estimated $5.3 million of these proceeds were injected directly into the equity capital structure of the Bank. The Company retained the balance of the net proceeds for working capital and other general corporate purposes.

On April 2, 2007, Tennessee Valley Financial Holdings, Inc., had 1,509,571 shares of common stock outstanding. The Company’s shares began being quoted on the OTC Bulletin Board in November 2006 but are not listed on a national securities exchange. The Company’s stock trades under the symbol “TVFH”. Howe Barnes Hoefer and Arnett, Inc. is the principal market maker for Tennessee Valley Financial Holdings, Inc., stock. As of April 2, 2007, the Company estimates that it had approximately 950 shareholders of record. The following table shows a range of high and low sales prices, based on the best of management’s knowledge for transactions completed prior to Company shares being listed on the OTC Bulletin Board.

	High	Low
2006:
First Quarter	$28.00	$28.00
Second Quarter (1)	14.00	14.00
Third Quarter (1)	14.00	14.00
Fourth Quarter (1)	14.50	14.00

2005:
First Quarter	$26.00	$26.00
Second Quarter	26.00	26.00
Third Quarter	26.00	26.00
Fourth Quarter	28.50	28.50

(1) Stock price reflects effect of two for one stock split effective May 22, 2006.

The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1, “Description of Business - Payment of Dividends.” The Company did not pay a dividend in 2006. We paid a dividend of $0.15 per share on January 15, 2007. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividend would be or whether dividends would continue in future periods.

The following table provides information about our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by shareholders	97,200	$11.76	116,412
Equity compensation plans not approved by shareholders	0 ______________	NA ______________	0 ______________
Total	97,200	$11.76	116,412

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Years Ended December 31, 2006 and 2005

General

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

We achieved net income of $782,000 for 2006 compared to $935,000 for 2005, a decrease of 16%. On a per share basis, we earned $0.64 per common share in 2006 compared to $0.88 per common share in 2005. The decrease in net income for 2006 can primarily be attributed to increases in interest expense and non-interest expenses. Interest expense increased to $5.1 million in 2006 compared to $3.2 million in 2005. Non interest expense increased $1.3 million from 2005. The increase in non interest expense are primarily related to growth in overhead brought on by the growth in assets of the Bank and expenses related to overall growth and expansion strategies. Offsetting the increase in interest expense was an increase of $2.7 million in interest income aided by a rising rate environment. Non interest income slightly improved with a $95,000 increase in 2006. Net interest income increased $809,000, or 14%, in 2006 compared to 2005 primarily as a result of growth in earning assets, particularly loans and Federal Funds Sold.

The table below presents certain key ratios.

	2006	2005

Return on Average Assets	0.48%	0.67%
Return on Average Equity	6.74%	8.36%
Dividend Payout Ratio	0.00%	16.04%
Average Equity to Average Assets	7.10%	8.06%

Earning Assets, Sources of Funds and Net Interest Income

Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2006 and 2005.

Schedule II Average Balances, Interest and Rate/Yield
	2006			2005
	Average Balance(1)	Interest	Average Yield/Rate	Average Balance (1)	Interest	Average Yield/Rate
Assets
Federal funds sold	$ 5,890	$ 289	4.91%	$ 6,353	$ 201	3.16%
Investment securities:
Available for sale:
Taxable	12,422	515	4.15%	10,696	364	3.40%
Tax exempt	6,837	310	4.52%	6,279	302	4.81%
FHLB Stock	619	35	5.68%	587	27	4.60%
Gross loans, including fees	128,389	10,341	8.05%	107,315	7,883	7.35%
Total interest earning
assets	154,157	$ 11,490	7.45%	$ 131,230	$ 8,777	6.69%
All other assets	10,781			9,072
Less:
Reserve for loan losses	1,492			1,317
Unearned fees and
interest	135			135

Total assets	$ 163,311			$ 138,850

(continued)

	2006			2005
	Average Balance(1)	Interest	Average Yield/Rate	Average Balance (1)	Interest	Average Yield/Rate

Liabilities and Shareholders' Equity
Interest bearing deposits:
Time deposits	$ 81,536	$ 3,678	4.51%	$ 60,422	$ 2,054	3.40%
Other deposits	45,222	881	1.95%	46,097	671	1.46%
FHLB advances and
repurchase agreements
and other	10,860	534	4.92%	10,896	464	4.26%
Total interest-bearing
liabilities	137,617	$ 5,093	3.70%	117,415	$ 3,189	2.72%
Non-interest bearing deposits
	13,008			10,850
Cost of funds			3.38%			2.49%
All other liabilities	927			893
Shareholders' equity	11,592			9,686
Unrealized gain (loss) on
available for sale
securities	166			6
Total liabilities and
shareholders' equity	$ 163,311			$ 138,850

Net interest spread			4.07%			4.20%

Net interest margin			4.15%			4.26%

(1)	Average Balances were computed averaging daily balances for the time specified.

As seen from Schedule II, average interest earning assets grew $22.9 million or 17% during 2006 as compared to 2005. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew $21.1 million or 20% in 2006 as compared to 2005. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank Stock) increased approximately $2.3 million in 2006 as compared to 2005, while average federal funds sold declined approximately $463,000 in 2006 as compared to 2005.

Average interest bearing liabilities grew $20.2 million or 17% in 2006 as compared to 2005. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank, which we refer to as the “FHLB.” and other borrowings. During 2006, average total deposits grew $20.2 million or 19% as compared to 2005. The majority of the average deposit growth during 2006 came from other time deposits, which include Certificates of Deposits. The notable increase in time deposits is primarily due to several deposit promotional programs.

The yield on average interest earning assets increased 76 basis points during 2006 to 7.45%. The primary reason for this increase can be attributed to the continued rising rate environment through mid-year 2006. The incremental raising of key interest rates by the Federal Reserve which began in July 2004 continued through June 2006 to its current level of 8.25%. The yield on earning assets has benefited by the immediate upward adjustment of rates on our loans tied to prime rate, as well as the addition of new loans added at higher rates in the recent rising rate environment.

The yield on loans for 2006 was 8.05%, an increase of 70 basis points as compared to 2005. The performance of the loan portfolio can be primarily attributed to the interest rate environment as discussed previously. New loans made during 2006 generally carried higher yields than those originated in 2005. Yields on taxable investment securities increased 75 basis points and yields on tax-exempt securities declined 29 basis points during 2006 as compared to 2005. The increase in the yield on taxable investment securities can be attributed to the sales and calls of lower yielding taxable securities while purchasing of higher yielding securities increased. Because of the increase in purchase, interest payments and prepayments (mortgage-backed securities) have increased leading to higher yields on taxable securities. The yield on federal funds increased 175 basis points in 2006 compared to 2005 directly related to the increasing interest rate environment.

Our cost of funds increased 89 basis points during 2006 to 3.38%. This level can be primarily attributed to the general interest rate environment described above. Rates on time deposits increased 111 basis points to 4.51% in 2006 as compared to 2005. Other interest-bearing deposits saw rates increase 49 basis points during 2006 to 1.95%. Rates on time deposits increased as lower yielding time deposits matured and were replaced with time deposits carrying higher rates. Other interest bearing deposits do not have contractual maturities; rates on those deposits can be changed at management’s discretion but are subject to competitive pressures and our need for liquidity. Rates on FHLB Advances, repurchase agreements and capital lease obligations increased 66 basis points during 2006 to 4.92% due to the overall interest rate environment. We have a Cash Management Line of Credit with the FHLB which is priced at an overnight interest rate.

Our net interest margin slightly decreased to 4.07% in 2006 compared to 4.20% during 2005. Tightening of the net interest margin in 2006 compared to 2005 can be attributed to the addition of a larger volume of time deposits in relation to the addition of loan, our highest yielding earning asset.

Schedule III Rate Volume Analysis (in thousands)

	2006 vs 2005 Increase (decrease) due to change in
	Average Balance	Rate/Yield	Total
Interest income:
Federal funds sold	$ (13)	$ 101	$ 88
Securities available for sale	72	87	159
FHLB stock	1	6	7
Loans, including fees	1,655	803	2,458
Total interest income	1,715	997	2,712

Interest expense:
Interest-bearing deposits	827	1,007	1,834
FHLB advances, repurchase
agreement and other	(2)	72	70
Total interest expense	825	1,079	1,904

Net change in net interest income	$ 890	$ (82)	$ 808

Non-Interest Income

Non-interest income increased approximately $95,000 or approximately 11% in 2006 as compared to 2005 due primarily to increases in fees on loans sold, service charges on demand deposits, gains on sales of investment securities, and other income. We offer traditional residential mortgage financing through the secondary market. Under this program, we originate residential mortgage loans, which are in turn funded and serviced by secondary market lenders and we receive fees for our loan origination. Fees on loans sold increased approximately $15,000 during 2006 as compared to 2005. This increase was due primarily to a continued volume of mortgage refinancing aided by steady favorable mortgage rates. Service charges on demand deposits increased approximately $17,000 during 2006 compared to 2005 mainly due to an increase in the volume of our deposit accounts as a result of two branch openings at year-end 2005. Gains on sales of investment securities were the result of sales to take advantage of routine fluctuations in the bond markets. These proceeds were up approximately $17,000 from 2006. Other income increased approximately $46,000 during 2006 as compared to 2005 primarily due to favorable gains on sale of repossessed assets.

Non-interest income increased approximately $77,000 or 9% in 2005 as compared to 2004 due primarily to increases in fees on loans sold, service charges on demand deposits, and other income. Fees on loans sold increased approximately $27,000 during 2005 as compared to 2004. The increase was the result of a continued volume of mortgage refinancing driven by steady favorable mortgage rates. Service charges on demand deposits increased approximately $20,000 during 2005 as compared to 2004 due primarily to an increase in the volume of our deposit accounts and increased ATM fees for non-customers. Other income increased approximately $45,000 during 2005 as compared to 2004 due primarily to investment fee income.

Non-Interest Expense

Non-interest expense increased approximately $1.3 million, or 29%, during 2006 as compared to 2005. This increase is mainly the result of expansion initiatives which necessitates growth in non-interest expense to support safe and sound asset growth. Five categories of non interest expenses had increases of more than 20% from 2005 including salaries and employee benefits; net occupancy expense; data processing fees; legal and professional fees; and loan expense. Salaries and employee benefits increased $579,000, or 27%, in 2006 compared to 2005. This increase was a result of additional personnel being hired to enhance loan growth and expansion strategies. Net occupancy expense increased $260,000, or 48%, in 2006 compared to 2005. This increase was a result of our addition of two new locations at year-end 2005. Data processing fees increased $109,000, or 28%, in 2006 compared to 2005. This increase was a result of expenses associated with network enhancement, maintenance, and processing costs for greater volumes of items due to expansion. Legal and professional fees increased $53,000, or 43%, in 2006 compared to 2005. This was primarily due to increased costs associated with regulatory compliance issues of being a publicly held company. Loan expense increased $149,000, or 69%, in 2006 compared to 2005. This increase was a direct result of the increased loan volume experienced in 2006.

All other categories were below a 20% increase level. Furniture and equipment depreciation and maintenance expense increased $24,000 to $241,000. Advertising and promotion increased $19,000 to $144,000. Office supplies and postage increased $13,000 to $193,000. Other expenses increased $82,000 to $493,000. Directors fees decreased $2,000 to $115,000.

Non-interest expense increased approximately $449,000 or 11% during 2005 as compared to 2004. This increase is mainly the result of two new branch locations which necessitates growth in non-interest expense to support safe and sound asset growth. One category of non interest expense had an increase of more than 20% from 2004. Data processing fees increased $102,000, or 35%, in 2005 compared to 2004. This increase was mainly due to expenses associated with network enhancement, maintenance, and processing fees for greater volumes of items due to growth factors. Salaries and employee benefits totaled $2.2 million, representing an increase of $239,000. Occupancy costs equaled $542,000, representing an increase of $78,000. Furniture and equipment depreciation and maintenance costs totaled $217,000, an increase of $19,000. Other expenses increased $62,000 over 2004

Income Taxes

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

We recognized income tax expense of approximately $358,000 for 2006 compared to approximately $487,000 in 2005.

Loan Losses and Credit Risk

The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management’s evaluation of the loan portfolio under current economic conditions, and other factors based on management’s knowledge of the current loan portfolio. The balance of the allowance for loan losses was $1,577,000 or 1.10% of gross loans outstanding at December 31, 2006. During 2006, the loan loss provision totaled $471,000, a decrease of approximately $80,000 as compared to 2005. The net charge-off ratio decreased to 0.23% from 2005 and steady loan growth continued, required reserve allocations were alleviated by the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified. As of December 31, 2006, management’s review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank’s loan policy and consistent with industry standards and regulatory guidance. The rates defined by our loan policy are determined based on a variety of factors including our historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower’s ability to repay the loan and the availability of the collateral. As of December 31, 2006 approximately $1.9 million of the loan portfolio was considered specifically classified with approximately 13.6% of the allowance for loan losses related to these loans. We assigned the remaining 86.4% of the allowance for loan losses to the general population of loans.

Included in management’s formal analysis of the allowance for loan losses are loans considered impaired as provided in Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. Loans in our lowest three adversely classified categories are considered for impairment. Due to the relatively small size of our loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $333,000 as of December 31, 2006 and $338,000 as of December 31, 2005. Schedules IV and V present a summary of our loan loss experience and reserve analysis during 2006 and 2005.

24

Schedule IV Analysis of Loan Loss Reserve (in Thousands)

	Year Ended December 31,
	2006	2005

Balance at beginning of period	$ 1,406	$ 1,271
Charge-offs:
Commercial, financial and agricultural	16	2
Real estate - mortgage	96	240
Installment - consumer	168	205
Other	61	-
Total charge-offs	341	447

Recoveries:
Commercial, financial and agricultural	12	-
Real Estate - construction	-	-
Real estate - mortgage	-	-
Installment - consumer	29	30
Other	1	1
Total recoveries	42	31

Net charge-offs	299	416
Provision for loan losses	471	551

Balance at the end of period	$ 1,578	$ 1,406

Ratio of net charge-offs to average loans outstanding	0.23%	0.39%

Schedule V Allocation of Loan Loss Reserve (in Thousands)
	2006		2005
	$ Allocation	% Allocation	$ Allocation	% Allocation
Commercial, financial and agricultural	$ 450	35%	$ 592	42%
Real estate - construction	30	2%	22	2%
Real estate - mortgage	644	51%	577	41%
Installment - consumer	316	12%	215	15%
Other	-	0%	-	0%
Total	$ 1,577		$ 1,406

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

Schedule VI presents the amounts of non-performing assets at December 31, 2006 and 2005.

Schedule VI Non-Performing Assets (in Thousands)
	December 31,
	2006	2005
Non-accrual loans (1)	$ 326	$ 283
Loans past due greater than 90 days and still accruing
interest (2)	19	10
Restructured loans	170	125
Other real estate owned	507	-
Total non-performing assets	$ 1,022	$ 418

(1)	Included in non-accrual loans is approximately $320,000 and $283,000 of loans considered impaired as of December 31, 2006 and 2005, respectively.
(2)
Included in loans past due 90 days or more and still accruing interest are approximately $19,000 and $10,000 considered impaired as of December 31, 2004 and 2003, respectively. At December 31, 2004 approximately $69,000 of loans considered restructured were also considered impaired.

We determine loans to be non-accruing when we determine that our ability to collect the unpaid balance of these loans is highly unlikely due to the financial position of the borrower and general economic conditions. Management makes this determination of classification on a case by case basis for problem loans. Generally, we review each loan 90 days or more past due monthly and we place on non-accrual status the loans for which we determine collection is doubtful. During 2006, we would have earned approximately $39,000 on loans in non-accrual status had these loans been current in accordance with their terms.

Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, we consider whether to place the loan on non-accrual status. However, until we make this classification, interest will continue to accrue.

Non-accrual loans increased to approximately $326,000 as of December 31, 2006 compared to $283,000 as of December 31, 2005. While there is a slight increase noted in the amount of nonaccrual loans compared to December 31, 2005, the level of nonaccrual loans compared to outstanding net loans is comparable to the prior year end. Of the loans in non-accrual status as of December 31, 2005, approximately $12,000 were charged off during 2006. Additionally, approximately $1.8 million were added to nonaccrual status during 2006. Approximately, $1.4 million were removed from nonaccrual status per improvement in performance, paydowns, payoffs, charge-offs, restructuring, or foreclosure. Nonaccrual loans as of December 31, 2006 includes $53,000 in loans that were nonaccrual as of December 31, 2005. There were two loans totaling $19,000 that were over 90 days and still accruing interest as of December 31, 2006. It is our policy to place loans on nonaccrual after they reach 90 days past due unless the loan is well collateralized.

Net charge-offs decreased to $299,000 during 2006 as compared to $416,000 in 2005. The ratio of net charge-offs to average loans was 0.23% for 2006 and 0.39% for 2005. Decreased charge-offs were primarily achieved due to our ability to obtain above average quality of assets and internal credit administration procedures.

Loans increased $32.9 million to $141.3 million as of December 31, 2006 as compared to December 31, 2005. Management attributes this continued growth to a still rather favorable interest rate environment, aggressive growth strategies in the Knoxville and Maryville markets and the strong effort of our lending personnel. The primary categories of growth were construction and land development. commercial and industrial, and consumer loans.

Schedule VII Loans by Type (in Thousands)
December 31,
	2006	2005
Loans secured by real estate:
Commercial properties	$ 15,778	$ 15,209
Construction and land development	36,561	25,610
Residential and other properties	41,444	36,143
Total loans secured by real estate	93,793	76,962

Commercial and industrial loans	23,308	18,510
Consumer loans and other	25,879	14,407
	142,980	109,879
Less: Allowance for loan losses	(1,578)	(1,406)
Unearned loan fees	(140)	(127)
	$ 141,262	$ 108,346
Investment Securities

Investment securities were $20.2 million as of December 31, 2006 compared to $18.7 million as of December 31, 2005. At December 31, 2006 and 2005, all of our investment securities were classified available for sale. During 2006, $6.1 million in available for sale securities were purchased as compared to $10.3 million in purchases of available for sale securities in 2005. Maturities, calls and principal payments received from mortgage-backed securities totaled $3.5 million in 2005 and $1.8 million in 2005. Proceeds from the sale of available for sale securities totaled $1.1 million, with gross gains on these sales of $23,000 and gross losses of $0. Proceeds from the sale of available for sale securities in 2005 totaled $4.3 million, with gross gains on the sales of $22,000 and gross losses of $16,000. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The unrealized loss on available for sale securities was $110,000 at December 31, 2006 compared to $176,000 at December 31, 2005. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

The investment portfolio is primarily comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation, the FHLB, the Federal Farm Credit Bank , the Government National Mortgage Association , Small Business Administration and the Federal National Mortgage Association; bank-qualified, investment-grade state, county and municipal bonds; and corporate debt securities. Our investment policy prohibits us from investing in state, county and municipal bonds rated Baa or lower by Moody’s or BBB by S&P. Mortgage-backed issues comprised 32% of the portfolio at December 31, 2006 and 32% at December 31, 2005. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2006:

Schedule VII Maturities of Securities at December 31, 2006
	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury Securities and
Obligations of U.S. Government
corporations and agencies	$ 1,244	4.31%	$ 3,704	4.16%	$ 1,481	3.92%
Mortgage-backed and related ecurities	17	7.79%	280	4.27%	667	4.16%
Obligations of State and political subdivisions	100	5.67%	760	6.35%	1,544	4.46%
Total debt securities	$ 1,361	4.45%	$ 4,744	4.52%	$ 3,692	5.40%

	Due After Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury Securities and
Obligations of U.S. Government
corporations and agencies	$ 218	6.23%	$ 6,647	4.52%
Mortgage-backed and related securities	5,561	5.15%	6,525	5.11%

Obligations of State and political subdivisions	4,580	5.80%	6,984	5.81%

Total debt securities	$ 10,359	5.46%	$ 20,156	5.19%

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

Schedule IX Interest Rate Sensitivity Analysis (in Thousands) As of December 31, 2006

	Within 3 Months	3 Months to 1 year	1 to 5 Years	After 5 Years	Yield
Earning assets:
Loans	$ 61,126	$ 11,946	$ 68,404	$ 2,292	$ 143,768
Investment securities	916	2,486	6,567	10,187	20,156
Federal funds sold	11,941	-	-	-	11,941
Total earning assets	73,983	14,432	74,971	12,479	175,865

Interest-bearing liabilities:
Interest bearing deposits	61,958	65,621	11,830	-	139,409
FHLB advances	1,000	1,000	10,500	-	12,500
Federal funds purchased	-	-	-	-	-
Other borrowings	491	-	-	-	491
Total interest-bearing liabilities	63,449	66,621	22,330	-	152,400

Repricing gap	10,534	(52,189)	52,641	12,479	12,479
Repricing gap as a percentage of earning assets	6.0%	-29.7%	29.9%	7.1%
Cumulative repricing gap	10,534	(41,655)	10,986	23,465	23,465

Cumulative repricing gap as a percentage of earning assets	6.0%	-23.7%	6.2%	13.3%

Management has made the following assumptions in this interest rate sensitivity analysis:
1.	Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.
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

At December 31, 2006, we held $20.2 million in available-for-sale securities. Deposits increased $25.5 million during 2006. We had $6.0 million in available federal funds lines and approximately $7.2 million in potentially available borrowings from the FHLB as of December 31, 2006.

We utilize various types of other borrowings to help fund balance sheet growth and mitigate our interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2006 we had $12.5 million in outstanding advances with the FHLB. We had $2.5 million in fixed rate advances which offer fixed interest rates on balances that are due at maturity. We had $5.0 million in Convertible Fixed Rate Advances, which we refer to as “CFR,” outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB’s option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances. We also had $3.0 million in 5/1 putable advances and $1.0 million in 2/1 putable advances. These instruments have fixed rates for a minimum of one year and a maximum of 2 or 5 years, respectfully. We also have $1.0 million in LIBOR advances which reprice to market rates every three months. We also maintain a Cash Management Advance, which we refer to as “CMA,” with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $8.0 million and expires annually. As of December 31, 2006 we did not have an outstanding balance under our CMA line of credit.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2006, we had $303,000 in repurchase agreements outstanding.

At December 31, 2006, we had qualifying capital of $19.8 million, or 13.4% of total risk-based assets as compared to $13.3 million, or 10.1% at December 31, 2005. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

In March 2005, we formed Tennessee Valley Financial Statutory Trust I (“the Trust”). The Trust issued $2.0 million of trust preferred securities as part of a pooled offering of such securities. We issued $2.1 million subordinated debentures to the Trust in exchange for the proceeds of this offering, which debentures represent the sole asset of the Trust. The debentures pay interest quarterly at 6.75%. We may redeem the subordinated debentures, in whole or part, beginning June 2010 at a price of 100% of face value. On this date, if the debentures are not redeemed, the interest converts to a variable rate due quarterly at the three-month LIBOR rate plus 2.00% adjusted quarterly. The subordinated debentures must be redeemed no later than 2035. We used the proceeds of this offering to support growth trends and future growth strategies.

The footnotes to the audited financial statements enclosed contain further discussion of regulatory capital requirements. For further information, please refer to Note 13 of those audited financial statements.

Impact of New Accounting Standards

In December 2004 FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective January 1, 2006, resulting in additional compensation expense of $72 for the year ended December 31, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations of the Company.

In November 2005 The FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). This FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations discussed in SFAS No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently in the process of evaluating the impact of the implementation of FASB Interpretation No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.

If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm                                               26
Consolidated Balance Sheets as of December 31, 2006 and 2005                                   27
Consolidated Statements of Income for the Years ended December 31, 2006 and 2005                             28
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2006 and 2005                     29
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2006 and 2005         30
Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005                                   31
Notes to Consolidated Financial Statements                                                          33

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Oak Ridge, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

DIXON HUGHES
Certified Public Accountants and Adisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and the Shareholders
Tennessee Valley Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Tennessee Valley Financial Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Asheville, North Carolina
April 2, 2007

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Assets
Cash and due from banks	$ 3,226	$ 3,414
Federal funds sold	11,941	8,338
Cash and cash equivalents	15,167	11,752

Investment securities available for sale, at fair value	20,156	18,721
Loans held for sale, at fair value	788	1,048
Loans, net	141,263	108,346
Federal Home Loan Bank stock, at cost	634	598
Premises and equipment, net	5,132	5,008
Accrued interest receivable	1,119	847
Deferred income tax benefit	278	310
Foreclosed real estate	507	-
Prepaid expenses and other	1,468	331
Total assets	$186,512	$ 146,961

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Non-interest-bearing	$ 13,944	$ 11,864
Interest-bearing	139,408	112,969
Total deposits	$ 153,352	$ 124,833

Borrowings	15,060	11,053
Accrued interest payable	1,245	750
Other liabilities	355	319
Total liabilities	170,012	136,955

Shareholders' equity:
Common stock, par value $1, authorized 2,000,000 shares;
issued and outstanding, 1,500,700 and 538,985 shares at
December 31, 2006 and 2005, respectively	1,501	539
Capital in excess of par value	11,319	6,610
Retained earnings	3,750	2,968
	16,570	10,117
Accumulated other comprehensive loss	(70)	(111)
Total shareholders' equity	16,500	10,006
Total liabilities and shareholders' equity	$ 186,512	$ 146,961

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Interest income:
Loans (including fees)	$ 10,341	$ 7,883
Investment securities	860	693
Federal funds sold	289	201
Total interest income	11,490	8,777

Interest expense:
Deposits	4,559	2,725
Borrowings	534	464
Total interest expense	5,093	3,189

Net interest income	6,397	5,588

Provision for loan losses	471	551

Net interest income after provision for loan losses	5,926	5,037

Non-interest income:
Service charges on demand deposits	422	405
Fees on loans sold	386	371
Net gain on sales of investment securities available for sale	23	6
Other	167	121
Total non-interest income	998	903

Non-interest expense:
Salaries and employee benefits	2,752	2,173
Occupancy costs	802	542
Furniture and equipment depreciation and maintenance	241	217
Data processing fees	502	393
Office supplies and postage	193	180
Advertising and promotion	144	125
Legal and professional	176	123
Director’s fees	115	117
Loan expense	366	217
Other	493	431
Total non-interest expense	5,784	4,518

Interest before income taxes	1,140	1,422

Income taxes	358	487

Net income	$ 782	$ 935

Earnings per share:
Basic	$ 0.64	$ 0.88

Diluted	$ 0.63	$ 0.87

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005

Net income	$ 782	$ 935

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale	88	(245)
Reclassification adjustment for net gains included in net income	(23)	(6)
Income taxes associated with realized and unrealized gains/losses on investment securities available for sale	(24)	93
Other comprehensive income (loss), net of tax	41	(158)

Comprehensive income	$ 823	$ 777

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’ Equity

Balance, January 1, 2005	$ 534	$ 6,491	$ 2,183	$ 47	$ 9,255

Net income	--	--	935	--	935
Other comprehensive loss	--	--	--	(158)	(158)
Cash dividends paid	--	--	(82)	--	(82)
Issuance of common stock for director’s fees in lieu of cash	1	23	--	--	24
Stock dividends issued through dividend reinvestment plan	2	66	(68)	--	--
Common stock options exercised (2,020 shares at $16 per share)	2	30	--	--	32

Balance, December 31, 2005	539	6,610	2,968	(111)	10,006

Net income	--	--	782	--	782
Other comprehensive loss	--	--	--	414	41
Stock split (2 for 1)	541	(541)	--	--	--
Issuance of common stock for director’s fees in lieu of cash	5	94	--	--	99
Proceeds from common stock Offering	416	5,078	--	--	5,494
Stock-based compensation	--	72	--	--	72
Common stock options exercised (380 shars at $16 per share)	--	6	--	--	6
Balance, December 31, 2006	$ 1,501	$ 11,319	$ 3,750	$ (70)	$ 16,500

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Cash flows from operating activities:
Net income	$ 782	$ 935

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	471	551
Depreciation	301	240
Deferred income tax benefit	8	52
Increase (decrease) in unearned loan fees	12	(10)
Net amortization of premiums and discounts on investment securities	25	40
FHLB stock dividends	(35)	(27)
Net gain on sales of investment securities available for sale	(23)	(6)
Fees on loans sold	(386)	(371)
Gain on sales of foreclosed real estate	--	24
Stock based compensation	172	--
Net (increase) decrease in: (Increase) decrease in loans held for sale	646	182
(Increase) decrease in accrued interest receivable	(272)	(174)
(Increase) decrease in prepaid expenses and other	(160)	(130)
Net increase (decrease) in:
Decrease in prepaid income taxes	102	(89)
Decrease in accrued interest payable	495	395
Increase (decrease) in accrued income taxes	71	--
Increase in other liabilities	(11)	58
Total adjustments	1,416	734
Net cash provided by operating activities	2,198	1,669

Cash flows from investing activities:
Investment securities available for sale:
Sales	1,106	4,270
Purchases	(6,089)	(10,379)
Maturities	500	--
Principal repayments received	3,111	1,856
Net increase in loans	(33,907)	(7,694)
Proceeds from sales of loans	(425)	(1,079)
Purchase of land for future development	(1,104)	--
Proceeds from sales of foreclosed real estate	--	346
Net cash provided by (used in) investing activities	(36,808)	(12,679)

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005

Cash flows from financing activities:
Net Increase (decrease) in deposits	$ 28,519	$ 20,034
Net Increase in securities sold under agreements to repurchase	30	(80)
Net Increase in federal funds purchased	--	(375)
Net Increase in advances from Federal Home Loan Bank	4,000	(1,200)
Decrease in obligation under capital lease	(230	(22)
Proceeds from subordinated debentures	--	2,062
Cash dividends paid	--	(82)
Proceeds from issuance of common stock	5,499	56
Net cash provided by *used in) financing activities	38,025	20,393

Net increase (decrease) in
Cash and cash equivalents	3,415	9,383

Cash and cash equivalents at beginning of year	11,752	2,369

Cash and cash equivalents at end of year	$ 15,167	$ 11,752

Supplementary Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ 4,598	$ 2,794
Income taxes	$ 314	$ 515

Supplementary disclosures of noncash investing and financing activities:
Acquisition of foreclosed real estate	$ 4,598	$ 2,794
Issuance of common stock through dividend reinvestment plan	$ 0	$ 68
Change in unrealized gain/loss on investment securities available for sale	$ 65	$ (250)
Change in deferred taxes associated with unrealized gain/loss on investment securities available for sale	$ 24	$ (93)
Change in net unrealized gain/loss on investment securities available for sale	$ 41	$ (157)

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

On May 9, 2002, TNBank’s shareholders approved a share exchange agreement with Tennessee Valley Financial Holdings, Inc. whereby one share of Company stock was exchanged for one share of Bank stock. The Bank’s retained earnings as of May 9, 2002, totaling $1,243,010, were transferred to capital in excess of par value on a consolidated basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2005 consolidated financial statements have been reclassified to conform with the 2006 consolidated financial statements.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the fair value of financial instruments (see below).

Cash Flows - Cash and cash equivalents, includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit, and other borrowing transactions.

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition of Interest on Loans - Interest on loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees - Loan fees on long-term real estate loans, net of initial direct costs related to initiating and closing the loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Loans Held for Sale - Loans held for sale are stated at book value, which approximates fair value.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis. Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the asset or lease term.

Repurchase Agreements - Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock- Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004). “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards. For the year ended December 31, 2006 stock option expense of $72 was recorded in the income statement in net income. There is no tax effect for this stock option expense because all of the options issued were Incentive Stock Options (“ISO’s”). As of December 31, 2006, the Company had $41 of unrecognized stock option expense which will be recognized over 2 years.

As allowed under SFAS No. 123, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans prior to January 2006. Accordingly, no compensation expense was recognized for options granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year ended December 31, 2005:

                                                                 For the year ended
                                                                     December 31, 2005

Net Income, as reported	$ 935
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)
Pro forma net income	$ 902
Earnings per share:
Basic - as reported	$ 0.88
Basic - pro forma	$ 0.85
Diluted - as reported	$ 0.87
Diluted - pro Forma	$ 0.84

Loan Commitments and Related Financial Instruments - Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit are considered financial guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45. The fair value of these financial guarantees is not material.

Earnings Per Common Share - Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

New Accounting Pronouncements - In December 2004 FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective January 1, 2006, resulting in additional compensation expense of $72 for the year ended December 31, 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 has been considered by the Company in its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations of the Company.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2005 The FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). This FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations discussed in SFAS No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently in the process of evaluating the impact of the implementation of FASB Interpretation No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities are as follows:

                                                                                                                                                                                           Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Obligations of U.S. government corporations and agencies	$ 6,709	$ 7	$ (64)	$ 6,648
Mortgage-backed and related securities	6,596	14	(89)	6,524
Obligations of states and political subdivisions	6,961	54	(32)	6,984
Total securities available for sale	$ 20,266	$ 75	$ (185)	$ 20,156

                                                                   Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Obligations of U.S. government corporations and agencies	$ 6,263	$ 3	$ (116)	$ 6,150
Mortgage-backed and related securities	5,876	14	(66)	5,824
Obligations of states and political subdivisions	6,758	63	(74)	6,747
Total securities available for sale	$ 18,897	$ 80	$ (256)	$ 18,721

The amortized cost and estimated fair value of debt securities as of December 31, 2006, by contractual maturity, are as follows:

                                                                                                                                Available for Sale

	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 1,350	$ 1,344
Due after one year through five years	4,503	4,464
Due after five years through ten years	3,022	3,025
Due after ten years	4,795	4,798
	13,670	13,631
Mortgage-backed and related securities	6,596	6,525
	$ 20,266	$ 20,156

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of securities classified as available for sale totaled $1,106 during the year ended December 31, 2006 ($4,270 in 2005). Gross gains of $23 ($22 in 2005) and gross losses of $0 ($16 in 2005) were realized by the Bank during the year ended December 31, 2006.

Debt securities with a total estimated fair value (which approximates book value) of approximately $8,058 as of December 31, 2006 ($8,641 in 2005) were pledged to secure deposits of public and private funds.

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses
December 31, 2006:
Obligations of U.S. government corporations and agencies	$ 1,250	$ (2)	$ 4,945	$ (62)	$ 5,940	$ (64)
Mortgage-backed and related securities	1,451	(13)	3,767	(76)	5,218	(89)
Obligations of states and political subdivisions	758	(11)	2,051	(21)	2,809	(32)

Total temporarily impaired securities	$ 3,459	$ (26)	$ 10,763	$ (159)	$ 13,967	$ (185)

December 31, 2005:
Obligations of U.S. government corporations and agencies	$ 4,424	$ (74)	$ 1,536	$ (42)	$ 5,960	$ (116)
Mortgage-backed and related securities	3,271	(28)	1,270	(39)	4,542	(66)
Obligations of states and political subdivisions	2,672	(57)	852	(16)	3,523	(74)

Total temporarily impaired securities	$ 10,367	$ (159)	$ 3,658	$ (97)	$ 14,025	$ (256)

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

At December 31, 2006, the thirty-four debt securities with unrealized losses have depreciated 1.1% from the Bank’s amortized cost basis. These securities are guaranteed by either the U.S. Government corporations and agencies or other local governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, Blount, and Roane County areas. A summary of loans as of December 31, 2006 and 2005 is as follows:

	2006	2005
Loans secured by real estate:	$ 15,788	$ 15,209
Commercial properties	36,561	25,610
Construction and land development	41,444	36,143
Residential and other properties	93,793	76,962
Total loans secured by real estate	23,308	18,510
Commercial and industrial loans	25,879	14,407
Consumer loans and other	142,980	109,879

Less: Allowance for loan losses	(1,577)	(1,406)
Unearned loan fees	(140)	(127)
	$ 141,263	$ 108,346

Included in consumer loans and other shown above are deposit account balances totaling approximately $327 which were in overdraft status as of December 31, 2006 ($165 in 2005).

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business. These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded. Outstanding letters of credit were approximately $1,616 as of December 31, 2006 ($1,475 as of December 31, 2005). Unadvanced lines of credit and commitments to extend credit were approximately $34,309 as of December 31, 2006 ($33,637 as of December 31, 2005). Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2006, approximately $28,169 were secured, primarily by real estate ($28,708 in 2005).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

	2006	2005
Loans at beginning of year	$ 1,092	$ 1,484
Disbursements	493	811
Repayments	(1,304)	(1,203)
Loans at end of year	$ 281	$ 1,092

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The transactions in the allowance for loan losses are as follows:

	2006	2005
Balance, beginning of year	$ 1,406	$ 1,271
Charge-offs	(341)	(447)
Recoveries	41	31
Provision-charged to expense	471	$ 551
Balance, end of year	$ 1,577	$ 1,406

The Bank had approximately $19 in 2006 ($185 in 2005) of loans past due ninety days or more and still accruing interest, and approximately $285 in loans on which the accrual of interest had been discontinued as of December 31, 2006 ($282 in 2005).

As of December 31, 2006, the Bank had approximately $326 in loans specifically classified as impaired ($848 in 2005). The allowance for loan losses related to impaired loans amounted to approximately $54 as of December 31, 2006 ($191,000 in 2005).

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	2006	2005
Land	$ 1,198	$ 1,198
Buildings	3,461	3,470
Leasehold improvements	123	123
Furniture, Fixtures, and Equipment	1,575	1,336
Construction in Progress	196	0
	6,553	6,127
Less Accumulated Depreciation	(1,421)	(1,119)
	$ 5,132	$ 5,008

Included in Buildings above is $776 for the capitalized costs of leases for branches considered an asset under capital lease (see Note 14). In addition, related leasehold improvements of the branches totaled $123. Depreciation expense related to the assets under capital leases was $39 in 2006 ($38 in 2005).

NOTE 6 - ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

	2006	2005
Securities	$ 171	$ 169
Loans	948	678
Total	$ 1,119	$ 847

Note 7 - Deposits

A summary of deposits is as follows:

	2006	2005
Noninterest-bearing demand accounts	$ 13,944	$ 11,864
Interest-bearing accounts
Demand accounts	37,191	42,064
Savings accounts	3,729	3,323
Term deposits:
Less than $100,000	56,555	41,660
$100,000 or more	41,933	25,922
Total interest-bearing accounts	139,408	112,969
Total deposits	$ 153,352	$ 124,833

As of December 31, 2006, the scheduled maturities of term deposits are as follows:

2007	$ 86,621
2008	6,463
2009	1,694
2010	2,509
2011 and thereafter	1,200
$98,487

The aggregate amount of deposits of executive officers and directors of The Company and their related interests was approximately $3.6 million at year-end 2006.

NOTE 8 - BORROWINGS

Securities Sold Under Agreements to Repurchase

The Bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to certain commercial depositors. The total of these securities was $303 as of December 31, 2006 ($273 in 2005).

Securities sold under agreements to repurchase averaged approximately $359 during 2006 ($389 during 2005). The maximum amount outstanding at any month-end during 2006 was approximately $409 ($491 during 2005).

Federal Funds Purchased

The Bank maintains a federal funds line of credit with three of its correspondent commercial banks. These lines allow for total borrowings up to a maximum amount of $6,000. Advances are repaid on the next business day with interest. There were no borrowings outstanding on these lines at December 31, 2006.

NOTE 8 - BORROWINGS (Continued)

Advances from Federal Home Loan Bank

The following table is a maturity schedule of advances from Federal Home Loan Bank (“FHLB”) as of December 31, 2006:

Date of Advance	Interest Rate	Next Call/ Prepayment Date	Final Maturity Date	Amount Outstanding at 12/31/2006
9/21/2000	6.22%	3/22/07	9/22/2010	$ 1,000
12/27/2000	5.00%	3/27/07	12/27/2010	1,000
8/10/2001	5.09%	2/10/07	8/10/2011	1,000
6/25/2002	4.82%	None	6/25/2007	500
8/30/2002	3.65%	8/30/07	8/30/2012	2,000
11/15/2005	5.38%	2/15/07	8/15/2011	1,000
9/20/2006	5.30%	None	12/19/2008	500
9/20/2006	5.24%	None	9/18/2009	500
9/20/2006	5.45%	None	9/20/2007	500
9/20/2006	5.31%	None	6/20/2008	500
11/28/2006	4.39%	11/30/07	11/31/2011	3,000
12/04/2006	4.90%	12/4/07	12/4/2008	1,000
				$ 12,500

Interest expense associated with the advances from the FHLB totaled $384 for the year ended December 31, 2006 ($352 in 2005). Pursuant to collateral agreements with the FHLB, the advances are secured by the Bank’s FHLB stock, certain first mortgage loans, and certain home equity lines of credit. The Bank also maintains a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $8,000.

Subordinated Debentures

In March 2005, the Company formed Tennessee Valley Statutory Trust I (“the Trust”). The Trust is a statutory business trust formed under the laws of the state of Delaware and is wholly owned by the Company. The Trust issued $2,000 of trust preferred securities as part of a pooled offering of such securities. The Company then issued $2,062 subordinated debentures to the Trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the Trust. The debentures pay interest quarterly at 6.75%. The Company may redeem the subordinated debentures, in whole or part, beginning June 2010 at a price of 100% of face value. On this date, if the debentures are not redeemed, the interest converts to a variable rate due quarterly at the three-month LIBOR rate plus 2.00% adjusted quarterly. The subordinated debentures must be redeemed no later than 2035.

In accordance with FASB Interpretation No. 46 (as revised), the Trust is not consolidated with the Company. Accordingly, the Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust. However, the Company has fully and unconditionally guaranteed the repayment of the trust preferred securities. The Company’s equity interest in the Trust ($62 as of December 31, 2006) is included in “Prepaid Expenses and Other” on the consolidated balance sheets.

The Company utilizes its borrowings to satisfy a portion of its Tier 1 capital requirement in accordance with regulations promulgated by the Federal Reserve Board.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 8 - BORROWINGS (Continued)

Obligation Under Capital Lease

The present value of the Bank’s minimum lease payments under capital lease was $195 at December 31, 2006 ($217 at December 31, 2005). See Note 14.

NOTE 9 - INTEREST EXPENSE

A summary of interest expense is as follows:

	2006	2005
Demand deposits	$ 881	$ 671
Term deposits	3,678	2,054
FHLB advances	384	352
Subordinated debentures	135	95
Capital lease obligations	7	8
Repurchase agreements and federal funds purchased	8	9
Total interest expense	$ 5,093	$ 3,189

NOTE 10 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

	2006		2005
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal income tax at statutory rate	$ 388	34.0%	$ 483	34.0%
Tax exempt interest and dividends	(91)	(8.0)	(79)	(5.5)
State income tax and other, net	61	5.4	83	5.8
	$ 358	31.4%	$ 487	34.3%
Income taxes consist of:
Current federal	$ 286		$ 348
Current state	64		87
Deferred federal	6		42
Deferred state	2		10
	$ 358		$ 487

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 10 - INCOME TAXES (Continued)

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$ 506	$ 467
Deferred Loan Fees	57	52
Unrealized holding losses on securities available for sale	43	65
Organizational costs	1	5
Total deferred tax assets	607	589

Deferred tax liabilities
Depreciation	166	152
FHLB stock dividends	77	62
Discount accretion	20	12
Capitalized lease	32	23
Prepaid items	20	15
State tax	14	15
Total deferred tax liabilities	329	279
Net deferred tax assets	$ 278	$ 310

NOTE 11 - PROFIT SHARING PLAN

The Bank has a profit sharing plan which allows employees to contribute up to the maximum amount allowed under the IRS code. Contributions to the profit sharing plan made by the Bank are determined annually at the discretion of the Bank’s board of directors. Bank contributions to the plan were $35 and $31 for the years ended December 31, 2006 and 2005, respectively.

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

NOTE 12 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

	Actual		To Comply With Absolute Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$19,784	13.4%	$11,807	8.0%	$14,759	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$18,207	12.3%	$5,903	4.0%	$8,855	6.0%
Tier 1 Capial (to Average Assets)	$18,207	10.1%	7,233	4.0%	$9,042	5.0%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$13,340	11.9%	9,005	8.0%	$ 11,256	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$9,060	10.6%	4,502	4.0%	$6,754	6.0%
Tier 1 Capital (to Average Assets)	$ 9,060	8.4%	5,691	4.0%	$7,114	5.0%

NOTE 13 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") which was issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123R revises SFAS No. 123 "Accounting for Stock Based Compensation (“SFAS 123”)," and supersedes APB No. 25, "Accounting for Stock Issued to Employees," (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 13 - STOCK BASED COMPENSATION (Continued)

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company's common stock on the date the option is granted. The board of directors reserved 38,950 shares of common stock for issuance during the term of the plan. All options have been awarded under the plan. The options awarded vest over a four-year period and have an exercise price which was equal to the fair value of the stock on the date the options were granted. In 2006, options for 380 (760 shares adjusted for 2-for-1 stock split) shares were exercised and options for 2,120 shares (4,240 adjusted for 2-for-1 stock split) have been exercised in total in prior years.

In 2002, the board of directors approved an additional stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The plan terminates in ten years. The board of directors also has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 100% of the fair value of the Company's common stock on the date the option is granted. The board of directors has limited the number of options that can be issued under this plan to the lesser of 20% of the shares outstanding or 427,224 shares of common stock for issuance during the term of the plan. In 2005, the board of directors awarded a total of 78,750 options at an exercise price of $13, which was equal to the fair value of the stock on the date the options were granted. These options vest over a four-year period. No options have been exercised under this plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model as follows:

	Years ended December 31,
	2006	2005
Dividend yield	1.37%	1.37%
Expected life	9 years	9 years
Expected volatility	13.65%	13.65%
Risk-free interest rate	4.24%	4.01%

A summary of the status of the Company’s stock option plans is presented below (all per share amounts have been adjusted for the 2-for-1 stock split in 2006).

	Option	Price	Option	Price
Outstanding at beginning of year	107,960	$ 11.84	31,000	$ 8.11
Granted	0	0.00	88,000	13.00
Exercised	(760)	8.00	(4,040)	8.00
Rescinded	0	0.00	(1,500)	9.75
Forfeited	(10,000)	13.00	(5,500)	12.70
Outstanding at end of year	97,200	$ 11.76	107,960	$ 11.85

Options exercisable at year end	67,200	$ 11.20	56,960	$ 10.81
Weighted-average fair value of options granted during the year	0		$1.43

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 13 - STOCK BASED COMPENSATION (Continued)

Information pertaining to options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.00 - $13.00	97,200	6.77	$11.76	67,200	$ 11.20

The aggregate intrinsic value of the remaining outstanding options is $266 as of December 31, 2006. As of December 31, 2006, the Company had $41 of unrecognized stock option expense which will be recognized over 2 years.

NOTE 14 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below:

Basic earnings per share	2006	2005
Net income	$ 782	$ 935
Weighted average common shares outstanding	1,214	1,070
Basic earnings per share	$0.64	$0.88

Diluted earnings per share	2006	2005
Net income	$ 782	$ 935
Weighted average common shares outstanding	1,214	1,070
Add: Dilutive effects of assumed conversions and exercise of stock options	13	3
Weighted average common and dilutive potential common shares outstanding	1,227	1,073
Diluted earnings per share	$0.63	$0.87

No stock options were excluded from the earnings per share calculations for 2006 or 2005.

 NOTE 15 - LEASE COMMITMENTS

The Bank leases certain office facilities and office equipment. On June 1, 2003, the Bank began leasing a branch building that has been classified as a capital lease for financial accounting purposes. This lease is for an initial ten year period with additional renewal options and purchase options.

On March 15, 2004, the Bank began leasing property in Knoxville, Tennessee on which the Cedar Bluff branch operates. This lease has been classified as an operating lease for financial accounting purposes. The initial term of the lease is for twenty years with four renewal option periods of five years. The bank has other leases which are classified as operating leases and provide for monthly lease payments over 12 to 180 months. Total lease expense under noncancellable operating leases for the years ended December 31, 2006 and 2005 totaled $97 and $83.

The following is a schedule of future minimum rental payments required under all noncancellable operating and capital leases as of December 31, 2006:

	Capital Lease	Operating Leases	Total
2007	$ 30	96	126
2008	33	79	112
2009	36	79	115
2010	36	79	115
2011	36	79	115
Thereafter	51	583	634
Total minimum lease payments	222	$ 995	$ 1,217
Less amount representing interest	27
Present value of minimum lease payments	$ 195

NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee. As of December 31, 2006, the Bank had concentrations of loans secured by commercial properties and residential and other properties secured by real estate are shown in Note 4. The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate loan-to-collateral value ratios. Note 3 describes the types and amounts of securities the Bank has invested in.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Obligation Under Capital Lease - For 2006 and 2005, the book value approximates fair value since the rate used to estimate this obligation would not have changed significantly since it was incurred.

Subordinated Debentures - The fair value of the Company’s fixed rate subordinated debentures is estimated using discounted cash flows based on rates currently available to the Company for a similar type of borrowing arrangement.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these items is not material to the Bank as of December 31, 2006 and 2005.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The recorded book value and estimated fair value of the Bank's financial instruments are as follows:

	2006		2005
	Recorded Book Value	Estimated Fair Value	Recorded Book Value	Estimated Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$ 15,167	$ 15,167	$ 11,752	$ 11,752
Securities available for sale	$ 20,156	$ 20,156	$ 18,721	$ 18,721
Loans held for sale	$ 788	$ 788	$ 1,048	$ 1,048
Net loans	$ 141,263	$ 143,270	$ 108,346	$ 107,984

FINANCIAL LIABILITIES:
Deposits	$ 153,352	$ 154,231	$ 124,833	$ 124,879
Securities sold under agreements to repurchase	$ 303	$ 303	$ 274	$ 274
Advances from Federal Home Loan Bank	$ 12,500	$ 12,504	$ 8,500	$ 8,564
Subordinated debentures	$ 2,062	$ 2,226	$ 2,062	$ 2,227
Obligation under capital lease	$ 195	$ 195	$ 217	$ 217

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

CONDENSED BALANCE SHEETS
                                                                                                                                                                                                                               As of December 31,
	2006	2005
Assets
Cash in bank	$ 264	$ 72
Investment in Common Stock of TnBank	18,114	11,824
Other Assets	184	172
Total Assets	$ 18,562	$ 12,068

Liabilities - Subordinated Debentures	$ 2,062	$ 2,062

Shareholders' Equity:
Common Stock	1,501	539
Capital in Excess of Par Value	11,319	6,610
Retained Earnings	3,680	2,857
Total Shareholders' Equity	16,500	10,006
Total Liabilities and Shareholders' Equity	$ 18,562	$ 12,068

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

CONDENSED STATEMENTS OF INCOME

                                                                                                                                                For the Years Ended December 31,
	2006	2005
Income-Dividends from TNBANK	$ --	$ 213
Operating Expenses	321	206
Income Before Income Tax Benefit and Equity in Undistributed Net Income of TNBank	(321)	7
Income Tax Benefit	123	82
Equity in Undistributed Net Income of TNBank	980	846
Net Income	$ 782	$ 935

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                         For the Years Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$ 782	$ 935
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of TNBank	980	846
(Increase) Decrease in Other Assets	(12)	(144)
Stock Based Compensation	172	24
Total Adjustments	(820)	(966)
Net Cash Provided by (Used in) Operating Activities	(38)	(31)

Cash Flows From Investing Activites:
Capital Investment in TNBank	(5,269)	(2,000)

Cash Flows From Financing Activities:
Purchase and Retirement of Common Stock	--	--
Proceeds from Issuance of Common Stock	5,498	32
Proceeds from Subordinated Debentures	--	2,062
Cash Dividends Paid	--	--
Net Cash Provided by (Used in) Financing Activities	5,498	2,012

Net Change in Cash and Cash Equivalents	191	(19)
Cash and Cash Equivalents, Beginning of Year	73	91
Cash and Cash Equivalents, End of Year	$ 264	$ 72

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

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Jason B. Wilkinson, Vice President, TnBank, 401 S. Illinois Avenue, Oak Ridge TN 37830.

The remainder of this item is incorporated by reference to the sections entitled “Management of the Company” and “Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement.

ITEM 10 - EXECUTIVE COMPENSATION

This item is incorporated by reference to the sections entitled “Executive Compensation,” “Stock Options” and “Directors' Compensation” of our 2007 Proxy Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is incorporated by reference to the section entitled “Information Regarding Certain Beneficial Owners” of our 2007 Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2007 Proxy Statement.

ITEM 13 - EXHIBITS

Exhibit No. Description
3.1*  Charter of Tennessee Valley Financial Holdings, Inc.
3.2*  Bylaws of Tennessee Valley Financial Holdings, Inc.
21.1  Subsidiaries of Tennessee Valley Financial Holdings, Inc.

23.1  Consent of Independent Registered Public Accounting Firm
        23.2  Consent of Independent Registered Public Accounting Firm

     31.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act
            of  2002.
31.2 Certification of Jason B. Wilkinson., the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Thomas E. Tuck, President and Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Jason B. Wilkinson, the Vice President (principal accounting and financial officer) of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________
* Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our 2007 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tennessee Valley Financial Holdings, Inc.

BY:  /S/ Thomas E. Tuck
President and Chief Executive Officer

Dated:  March 30, 2007

/s/Jason B. Wilkinson                                                                                                                    /s/ Thomas E. Tuck
Jason B. Wilkinson                                                                                                                         Thomas E. Tuck
Vice President   (principal financial and accounting officer )                                                   President and Chief  Executive Officer, Director (principal executive officer)
 Date:  March 30, 2007                                                                                                                    Date:  March 30, 2007

 /s/ J. Frank Jamison                                                                                                                       /s/A.P. Cappiello
J. Frank Jamison                                                                                                                             A.P. Cappiello
Director                                                                                                                                            Director
Date: March 30, 2007                                                                                                                     Date:  March 30, 2007

/s/ Larry Beeman                                                                                                                           /s/ Terry L. Kerbs
Larry Beeman                                                                                                                                 Terry L. Kerbs
Director                                                                                                                                           Director
Date:  March 30, 2007                                                                                                                   Date:  March 30, 2007

/s/ Thomas D.Moye                                                                                                                     /s/ William Robert Witt
Dr. Thomas D. Moye, Jr.                                                                                                               William Robert Witt
Director                                                                                                                                             Director
Date: March 30, 2007                                                                                                                      Date:  March 30, 2007