Form 10QSB
period 2007-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2007-05-21
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number ____________

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issue as specified in its charter)

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Illinois Avenue, Oak Ridge, Tennessee	37830
(Address of principal executive office)	(Zip Code)

(865) 483-9444
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (par value $1.00 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act.  Yes ☐  No ☒

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,510,431 on May 10, 2007.

FORM 10-QSB
Index
Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 3. Controls and Procedures…………………………………………………….......................................................................................................................……………....17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...............................................................................................................................................................18

Item 3. Defaults upon Senior Securities...18

Item 4. Submission of Matters to a Vote of Securities Holders..........................................................................................................................................................................18

Item 5. Other Information...18

Item 6. Exhibits ...18

Signature...19

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$3,660	$3,226
Federal funds sold	22,544	11,941
Cash and cash equivalents	26,204	15,167

Investment securities available for sale, at fair value	21,954	20,156
Loans, net	143,735	141,263
Loans held for sale, at fair value	1,434	788
Federal Home Loan Bank Stock, at cost	643	634
Banking premises and equipment, net	5,259	5,132
Accrued interest receivable	1,030	1,119
Deferred income tax benefit	273	278
Other real estate owned	500	507
Prepaid expenses and other assets	1,468	1,468
Total Assets	$202,500	$186,512

Liabilities and Stockholders’ Equity
Deposits	$169,218	$153,352
Borrowings	15,052	15,060
Accrued interest payable	1,245	1,245
Other liabilities	356	355
Total liabilities	185,871	170,012

Stockholders’ Equity
Common stock, $1.00 Par Value, 2,000,000 shares authorized, 1,509,571 issued and outstanding in 2007, 1,500,700 issued and outstanding in 2006	1,510	1,501
Capital in excess of par value	11,440	11,319
Retained earnings	3,741	3,750

Accumulated other comprehensive loss	(62)	(70)
Total Stockholders’ Equity	16,629	16,500

Total Liabilities and Stockholders’ Equity	$202,500	$186,512

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
Interest Income:
Loans, including fees	$2,957	2,215
Investment securities	234	198
Federal funds sold	186	86
Other interest income	10	9
Total interest income	3,387	2,508

Interest Expense:
Deposits	1,490	926
Advances from the Federal Home Loan Bank and other borrowings	186	125
Total interest expense	1,676	1,051

Net interest income	1,711	1,457

Provision for loan losses	96	95

Net interest income after provision for loan losses	1,615	1,362

Non interest income:
Service charges on deposit accounts	124	110
Fees on sale of mortgage loans	87	76
Net gains on sales of investment securities available for sale	5	23
Other income	19	67
Total non interest income	235	276

Non interest expense:
Salaries and employee benefits	714	679
Net occupancy expense	248	209
Data processing fees	166	122
Advertising and promotion	34	27
Office supplies and postage	32	43
Legal and professional	81	42
Loan expense	61	88
Other	198	218
Total non interest expense	1,534	1,428

Income before income tax expense	316	210
Income tax expense	99	78
Net Income	$217	$132

Earnings per Common Share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average common shares (Denominator Basic EPS)	1,505,628	1,079,798
Dilutive effect of stock options	33,962	12,742

Weighted average common shares and common stock equivalents
(Denominator Diluted EPS)	1,539,590	1,092,540

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity
	(In thousands, except share and per share data)
Balances at December 31, 2006	$1,501	$ 11,319	3,750	$ (70)	$16,500

Net income	-	-	217	-	217

Other comprehensive income	-	-	-	8	8

Cash dividends paid	-	-	(120)	-	(120)

Stock dividends issued through DRIP	7	99	(106)	-	-

Issuance of stock in lieu of director’s fees	2	19	-	-	21

Compensation expense related to stock options vested	-	3	-	-	3

Balances at March 31, 2007	$1,510	$ 11,440	$3,741	$(62)	$16,629

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:	$217	$132
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	96	95
Amortization of premium on investment securities	9	10
Depreciation	80	77
Net gain on sale of available for sale securities	(5)	(23)
Provision for loss on other real estate owned	7	-
Stock dividends on FHLB Stock	(9)	(8)
Compensation expense related to stock options vested	3	7
Issuance of stock in lieu of Director’s fees	21	25
Changes in operating assets and liabilities:
Accrued interest receivable	89	(36)
Other assets	(1)	87
Accrued interest payable and other liabilities	2	(287)
Net cash provided by operating activities	509	79

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	227	856
Proceeds from maturities and calls of investment securities available for sale	649	845
Purchases of investment securities available for sale	(2,665)	(2,147)
Loans originated, net of payments received	(2,568)	(9,669)
Additions to banking premises and equipment	(207)	(1,167)
Net increase in loans held for sale	(646)	(76)
Net cash used in investing activities	(5,210)	(11,358)

Cash Flows from Financing Activities:
Increase in deposits, net	15,866	7,618
Proceeds from exercise of stock options	-	6
Cash dividends paid	(120)	-
Proceeds from other borrowings	(8	82
Net cash provided by financing activities	15,738	7,706

Net Increase (Decrease) in Cash and Cash Equivalents	11,037	(3,573)

Cash and Cash Equivalents, Beginning of Period	15,167	11,752

Cash and Cash Equivalents, End of Period	$26,204	$8,179

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$1,673	$1,253
Income taxes paid	$188	$ 91

Supplementary Disclosures of Noncash Investing Activities:

Change in unrealized gain (loss) on available for sale investment securities	$13	$(79)
Change in deferred tax associated with unrealized gain (loss) on investment securities available for sale	$5	$ 29
Change in net unrealized gain (loss) on available for sale investment securities	$8	$(96)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$217	$132
Other comprehensive income, net of tax:
Unrealized gains/loss on investments securities	8	(102)
Reclassification adjustment for gains included in net income	(5)	23
Income taxes related to unrealized gains/losses on investment securities	5	29
Other comprehensive income (loss), net of tax	8	(96)
Comprehensive income	$225	$36

The accompanying notes are an integral part of these financial statements.

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2007.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of March 31, 2007, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $33 million and commitments to advance existing home equity and other credit lines in the amount of $29.6 million. In addition, the Company has also conveyed $1.6 million in standby letters of credit.

Note 3 - Loans

Loans at March 31, 2007 and December 31, 2006 were as follows:

                                                                          March 31,                             December 31,
                                                             2007                                          2006*____

	(In thousands)
Commercial and industrial	$25,051	$23,308
Commercial real estate	13,931	15,788
Industrial real estate	42,467	41,444
Construction and land development	36,778	36,561
Consumer and other	27,246	25,879
Unearned loan fees	(120)	(140)

Loans, net of unearned loan fees	145,353	142,840

Allowance for loan losses	(1,618)	(1,577)

Loans, net	$143,735	$141,263

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Note 3 - Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2007 and twelve months ended December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006*
	(In thousands)
Balance at beginning of year	$1,577	$ 1,406
Add (deduct):
Provision for loan losses	96	471
Loans charged off	(62)	(341)
Recoveries of loans charged off	7	41

Ending balance	$1,618	$1,577

	March 31, 2007	December 31, 2006*
	(In thousands)
Loans past due 90 days still on accrual	$30	$19
Non accrual loans	353	285

Total	$383	$304

Note 4 - Earnings Per Share of Common Stock

Basic earnings per share (EPS) of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Stock options are regarded as potential common shares. Potential common shares are computed using the treasury stock method.

The Company issued a stock split during 2006. All references in these financial statements to per share results and weighted average common and common equivalent shares outstanding have been adjusted for the effects of this stock split.

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$217	1,505,628	$132	1,079,798
Effect of dilutive securities Stock options outstanding	-	33,962	-	12,742
Diluted EPS Income available to common shareholders plus assumed conversions	$217	1,539,590	$132	1,092,540

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Note 5 - Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of March 31, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and Tennessee. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the years before 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2007 AND 2006

GENERAL
We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the three months ending March 31, 2007 we earned net income of $217,000 or $0.14 per share as compared to $132,000 or $0.12 per share for the corresponding period in 2006. The increase in net income for the first quarter of 2007 was due to the opening of two new branches at the end of 2005 resulting in increased fixed costs related to the new branches. In the first quarter 2007 these two branches have begun to mature and are producing income to offset the costs experienced in the first quarter of 2006 resulting in an increase in net income for the current quarter. The table below represents certain key financial ratios for the first quarter of 2007 and 2006, respectively.

                                   Three Months Ended
                                           March 31,
                                                                                                                                                           2007                                    2006
Return on Average Assets	0.45%	0.35%
Return on Average Equity	5.33%	5.25%
Earnings per share - basis	$ 0.14	$ 0.12

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended December 31, 2006 included in the Tennessee Valley Financial Holdings, Inc. 2006 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policy to be most critical in its potential effect on our financial position or results of operations:

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on our evaluation of the risks inherent in TnBank’s loan portfolio, prior loss history and the regional economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and TnBank’s underwriting policies.

All loans in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

The allowance percentage requirement changes from period to period as a result of a number of factors,

including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding.

Although we believe that we have established and maintained the ALL at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

NET INTEREST INCOME

Net interest income was $1.7 million for the first quarter of 2007, an increase of approximately 17% or $254,000 over the same period in 2006. The increase in net interest income was due to an increase in the volume and rate of interest earning assets. The net interest margin (annualized) declined to 3.75% as of March 31, 2007 compared to 4.11% for March 31, 2006. While improvement is noted in the yield on earning assets, a more pronounced increase in overall rates on interest bearing liabilities attributed to this decline. Average loans increased approximately $32.1 million to $146.5 million at March 31, 2007, as compared to $114.4 million at March 31, 2006. Average loans were approximately 80% of total earning assets at March 31, 2007 and 81% at March 31, 2006.

The yield on total earning assets increased 34 basis points for the first quarter of 2007 as compared to the first quarter of 2006. The increase in overall interest rates from the prior year period has enhanced yields on the loan portfolio and investments. Yields on federal funds sold, on which rates can change overnight, increased 92 basis points from March 31, 2006 to March 31. 2007.

Total interest expense was approximately $1.7 million for the first quarter of 2007, a 59% increase as compared to the same period in 2006. This increase is primarily related to an increase in the average volume of interest bearing liabilities from $127.3 million for the first quarter of 2006 to $162.9 million for the same period in 2007. The average rate on interest-bearing deposits was 4.03% for the first quarter of 2007, 84 basis points higher than the average rate on deposits during the first quarter of 2006. This increase is a direct result of the rising interest rate environment during the first half of 2006. Though the average cost of borrowed funds was 4.93% for the first quarter of 2007 compared to 4.48% for the same period in 2006, the overall rate on interest-bearing liabilities was 4.12% for the first quarter of 2007 and 3.30% for the same period in 2006.

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest	Yield/ Rate (Annualized)	Average Balance	Interest	Yield/ Rate (Annualized)
Loans	$146,503	$2,957	8.07%	$114,381	$2,215	7.75%

Investment securities	21,473	234	4.35%	19,621	207	4.22%

Federal funds sold and other	14,740	196	5.31%	7,828	86	4.39%

Total earning assets	182,716	3,387	7.41%	141,830	2,508	7.07%

Other assets	11,081			8,048

Total Assets	$193,797			$149,878

Interest-bearing deposits	$147,815	1,490	4.03%	$116,093	926	3.19%

Securities sold under agreements to repurchase and other borrowings	15,115	186	4.93%	11,161	125	4.48%

Total interest bearing liabilities	162,930	1,676	4.12%	127,254	1,051	3.30%

Non interest bearing deposits	13,061			11,984

Other liabilities	1,530			574

Total Liabilities	177,521			139,812

Total Stockholders' Equity	16,276			10,066

Total Liabilities and Stockholders' Equity	$193,797			$149,878

Net interest income		$1,711			$1,457

Net interest spread			3.29%			3.77%

Net interest margin			3.75%			4.11%

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. During the first half of 2006, interest rates increased in steady increments applied by the Federal Reserve Bank. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have an adverse impact on the Company’s net income through a narrower interest margin and reduced lending volume. While the overall lending volume has not been particularly affected by rising rates, the net interest margin, as previously noted, has been impacted.

The Company’s Asset/Liability Committee (“ALCO” committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee is scheduled to meet at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of the Company’s assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and the liquidity position of the Company.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of March 31, 2007, the Company has a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $96,000 for the first quarter of 2007, compared to $95,000 for the first quarter of 2006. The balance of the allowance for loan losses at March 31, 2007 was $1.62 million (1.10% of gross loans) compared to $1.47 million (1.22% of gross loans) at December 31, 2006. Net charge-offs for the first quarter of 2007 were $55,000 compared to $32,000 for the first quarter of 2006. As a percentage of average loans, the annualized rate of net charge-offs was 0.15% for the first quarter of 2007 compared to a 0.11% ratio for the same period 2006.

	Three Months Ended March 31,
	2007	2006
Average Loans Outstanding	$146,502	$114,381

Allowance at beginning of period	1,577	1,406

Charge-offs:
Commercial, financial and agricultural	-	-
Real Estate - construction	-	-
Real Estate - mortgage	-	-
Installment - consumer	-	-
Other	62	38
Total charge-offs	62	38

Recoveries:
Commercial, financial and agricultural	-	1
Real Estate - construction	-	-
Real Estate - mortgage	1	-
Installment - consumer	6	5
Other	-	-
Total Recoveries	7	6

Net charge-offs	55	32
Provision for loan losses	96	95
Balance at end of period	$ 1,618	$1,469

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.03%

As of March 31, 2007, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a quarterly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NON INTEREST INCOME

Total non interest income was approximately $235,000 for the first quarter of 2007 compared to $276,000 for the same period in 2006. This decrease is attributed to the absence of the gain on sale of assets and the gain on sale of investment securities that were accounted for during the first quarter of 2006.

NON INTEREST EXPENSE

Non interest expense totaled approximately $1.5 million for the first quarter of 2007 as compared to $1.4 million during the first quarter of 2006. Non interest expense (annualized) as a percent of total average assets was 3.16% for the first quarter of 2007 compared to 3.81% for the first quarter of 2006. The increase in non interest expense during the first quarter of 2007 as compared to the same period in 2006 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses related to our new branches that opened at the end of 2005. Though net interest expense increased, net interest expense as a percent of total average assets decreased 65 basis points due to asset growth.

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

We recognized income tax expense of $99,000 and $78,000 for the first quarter of 2007 and 2006, respectively. The effective income tax rate for the Company was 31.3% for the first quarter of 2007 and 37.1% for the first quarter of 2006.

BALANCE SHEET ANALYSIS - COMPARISON OF MARCH 31, 2007 TO DECEMBER 31, 2006

Assets totaled $202.5 million at March 31, 2007 as compared to $186.5 million at December 31, 2006, an increase of 8.6%. The primary categories of asset growth were a $10.6 million increase in fed funds sold, and an additional $1.8 million increase in investments and $2.5 million in loans.

INVESTMENT SECURITIES

Investment securities were approximately $22.0 million, or 10.8% of total assets, at March 31, 2007, an increase of $1.8 million from December 31, 2006. We purchased $2.67 million in investment securities during the first quarter of 2007, while maturities, calls, sales and principal pay-downs provided cash of $876,000.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 30.8% of the portfolio at March 31, 2007 and 32.5% at December 31, 2006.

At March 31, 2007 and December 31, 2006, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $98,000 at March 31, 2007, compared to an unrealized loss of $111,000 as of December 31, 2006, primarily a result of changes in the bond market. The fair value of securities fluctuates with the movement of interest rates. During the fist quarter of 2007, bonds with more favorable yields have been purchased in order to combat the declining interest rate environment.

LOANS

During the first quarter of 2007, loans increased $2.5 million to $143.7 million at March 31, 2007.

Loans by Type

	March 31, 2007	December 31, 2006
Loans secured by real estate:
Commercial properties	$13,931	$15,788
Construction and land development	36,778	36,561
Residential and other properties	42,467	41,444
Total loans secured by real estate	93,176	93,793

Commercial and industrial loans	25,051	23,308
Consumer loans and other	27,246	25,879

Less: Allowance for loan losses	(1,618)	(1,577)
Unearned loan fees	(120)	(140)
	$143,735	$141,263

Included in the above may be loans which have been classified as impaired, pursuant to the adoption of SFAS No. 114.

Non-Performing Assets

	March 31, 2007	December 31, 2006
Non-accrual loans(1)	$353	$326
Loans past due greater than 90 days and still accruing interest	30	19
Restructured loans	169	170
Other real estate owned	500	507

Total Non-Performing Assets	$1,052	$1,022

(1) Included in non-accrual loans are $342,000 and $320,000 of loans considered impaired as of March 31, 2007 and December 31, 2006, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had Other Real Estate Owned of $500,000 at March 31, 2007, as compared with $507,000 at December 31, 2006. We have three relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $15.8 million to $169.2 million at March 31, 2007, from $153.4 million at December 31, 2006. This increase was a result of NOW account growth and term deposit account growth based on a competitive interest rates campaign. Core deposits, which include regular savings, money market, NOW and demand deposits, were $63.3 million, or 37.4% of total deposits, at March 31, 2007. Core deposits were 35.8% of total deposits at December 31, 2006. Time deposits totaled $105.9 million at March 31, 2007, an increase of approximately $7.4 million from $98.5 million at December 31, 2006.

Deposit Balances By Type

	March 31, 2007	December 31, 2006*
Demand Deposits:
Non-interest bearing demand accounts	$14,616	$13,944
NOW and money market accounts	45,015	37,191
Savings accounts	3,700	3,729
Total demand deposits	63,331	54,864

Term Deposits:
Less than $100,000	60,799	56,555
$100,000 or more	45,088	41,933
Total Term Deposits	105,887	98,488

Total Deposits	$169,218	$153,352

CAPITAL

During the first quarter of 2007, stockholders' equity increased $129,000 to $16.6 million. The change in stockholder’s equity was due primarily to net income of $217,000, offset by a cash dividend paid of $120,000 during the first quarter of 2007.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

                                                                                                                                                                                        _____________At March 31, 2007_______________

	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	12.12%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	13.18%	10.0%	8.0%

Tier 1 capital to average assets	9.53%	5.0%	4.0%

                                                                                                                                           _      ___At December 31, 2006_____________

	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	12.3%	6.0%	4.0%

Total Capital as a percentage of risk-weighted assets	13.4%	10.0%	8.0%

Tier 1 capital to average assets	10.1%	5.0%	4.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2007, we held $22.0 million in available-for-sale securities. Deposits increased approximately $15.9 million during the first quarter of 2007. We had $6.0 million of available federal funds lines and approximately $7.3 million of available borrowings from the Federal Home Loan Bank as of March 31, 2007.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2007, the Company had $301,000 in repurchase agreement balances outstanding.

At March 31, 2007, the Company had capital of $16.6 million, or 8.2% of total assets as compared to $16.5 million, or 8.8% at December 31, 2006. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007. See Note 5 in the Notes to Consolidated Financial Statements for further information regarding the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

ITEM 3 - CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight of the Company’s financial reporting process.

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that the controls and procedures ensure that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                                                                           Tennessee Valley Financial Holdings, Inc.

Date: May 21, 2007                                                                                                                                           By: /s/Jason Wilkinson
                                                                                                                Jason Wilkinson, Vice President