Form 10QSB
period 2007-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2007-08-14
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number ____________

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issue as specified in its charter)

Tennessee	401 South Illinois Avenue, Oak Ridge, Tennessee
(State or other jurisdiction of incorporation or organization)	(Address of principal executive office)

45-0471419	37830
(I.R.S. Employer Identification No.)	(Zip Code)

Registrant's telephone number, including area code: (865) 483-9444

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

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,508,931 on August 13, 2007.

FORM 10-QSB

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$3,464	$3,226
Federal funds sold	6,636	11,941
Cash and cash equivalents	10,100	15,167

Investment securities available for sale, at fair value	21,742	20,156
Loans, net	146,233	141,263
Loans held for sale, at fair value	1,437	788
Federal Home Loan Bank Stock, at cost	703	634
Banking premises and equipment, net	5,459	5,132
Accrued interest receivable	1,069	1,119
Deferred income tax benefit	381	278
Other real estate owned	650	507
Prepaid expenses and other assets	1,375	1,468
Total Assets	$189,149	$186,512

Liabilities and Stockholders’ Equity
Deposits	$156,507	$153,352
Borrowings	14,549	15,060
Accrued interest payable	1,167	1,245
Other liabilities	326	355
Total liabilities	172,549	170,012

Stockholders’ equity
Common stock, $1.00 Par Value, 2,000,000 shares authorized, 1,508,931 issued and outstanding at June 30, 2007, 1,500,700 issued and outstanding at December 31, 2006	1,510	1,501
Treasury stock, 1500 shares	(22)	-
Capital in excess of par value	11,454	11,319
Retained earnings	3,905	3,750
Accumulated other comprehensive loss	(247)	(70)
Total Stockholders’ Equity	16,600	16,500

Total Liabilities and Stockholders’ Equity	$189,149	$186,512

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Interest Income:
Loans, including fees	$3,000	2,477	$5,957	4,692
Investment securities	242	205	476	403
Federal funds sold	183	66	369	152
Other interest income	11	8	21	17
Total interest income	3,436	2,756	6,823	5,264

Interest Expense:
Deposits	1,497	1,090	2,987	2,016
Borrowings	187	118	373	243
Total interest expense	1,684	1,208	3,360	2,259

Net interest income	1,752	1,548	3,463	3,005

Provision for loan losses	222	41	318	136

Net interest income after provision for loan losses	1,530	1,507	3,145	2,869

Noninterest income:
Service charges on deposit accounts	142	76	266	186
Fees on sale of mortgage loans	148	103	235	179
Net gains on sales of investment securities available for sale	-	-	5	23
Other income	42	83	61	150
Total noninterest income	332	262	567	538

Noninterest expense:
Salaries and employee benefits	725	676	1,439	1,355
Net occupancy expense	231	230	479	439
Data processing fees	168	115	334	237
Advertising and promotion	31	34	65	61
Office supplies and postage	51	35	83	79
Legal and professional	97	37	178	73
Loan expense	76	89	137	177
Other	254	229	452	452
Total noninterest expense	1,633	1,445	3,167	2,873

Income before income tax expense	229	324	545	534
Income tax expense	65	106	164	184
Net Income	$164	$218	$381	$350

Earnings per Common Share
Basic	$0.11	$0.20	$0.25	$0.32
Diluted	$0.11	$0.20	$0.25	$0.32

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive loss	Total stockholders’ equity
	(In thousands, except share and per share data)
Balances at December 31, 2006	$1,501	$-	$11,319	$3,750	$(70)	$16,500

Net income	-	-	-	381	-	381

Other comprehensive income	-	-	-	-	(177)	(177)

Cash dividends paid	-	-	-	(120)	-	(120)

Stock dividends issued through DRIP	7	-	99	(106)	-	-

Issuance of stock in lieu of director’s fees	2	-	19	-	-	21

Compensation expense related to stock options vested	-	-	17	-	-	17

Purchase of treasury stock	-	(22)	-	-	-	(22)

Balances at June 30, 2007	$1,510	$(22)	$11,454	$3,905	$(247)	$16,600

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:	$381	$350
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	318	136
Amortization of premium on investment securities	17	18
Depreciation	160	152
Net gain on sale of available for sale securities	(5)	(23)
Provision for loss on other real estate owned	7	-
Stock dividends on FHLB Stock	(69)	(17)
Compensation expense related to stock options vested	17	12
Proceeds from issuance of stock in lieu of Director’s fees	21	-
Changes in operating assets and liabilities:
Accrued interest receivable	50	(125)
Other assets	93	5
Accrued interest payable and other liabilities	(107)	538
Net cash provided by operating activities	884	1,046

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	227	976
Proceeds from maturities and calls of investment securities available for sale	1,485	2,386
Purchases of investment securities available for sale	(3,590)	(3,638)
Loans originated, net of payments received	(5,438)	(19,823)
Additions to banking premises and equipment	(487)	(1,217)
Net (increase) decrease in loans held for sale	(649)	631
Net cash used in investing activities	(8,452)	(20,685)

Cash Flows from Financing Activities:
Increase in deposits, net	3,155	12,495
Proceeds from issuance of common stock	-	50
Purchase of treasury stock	(22)	-
Proceeds from exercise of stock options	-	6
Cash dividends paid	(120)	-
Repayments of other borrowings	(511)	(758)
Net cash provided by financing activities	2,502	11,793

Net Increase (Decrease) in Cash and Cash Equivalents	(5,067)	(7,846)

Cash and Cash Equivalents, Beginning of Period	15,167	11,752

Cash and Cash Equivalents, End of Period	$10,100	$3,906

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$3,354	$2,364
Income taxes paid	$200	$160

Supplementary Disclosures of Noncash Investing Activities:

Change in unrealized gain (loss) on available for sale investment securities	$(280)	$(277)
Change in deferred tax associated with unrealized gain (loss) on investment securities available for sale	$(186)	$(103)
Change in net unrealized gain (loss) on available for sale investment securities	$(94)	$(174)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net income	$381	$350
Other comprehensive income, net of tax:
Unrealized gains/loss on investments securities	(276)	(18)
Reclassification adjustment for gains/losses included in net income	(5)	(1)
Income taxes related to unrealized gains/losses on investment securities	104	7
Other comprehensive loss, net of tax	(177)	(12)
Comprehensive income	$204	$338

The accompanying notes are an integral part of these financial statements.

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2007.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of June 30, 2007, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $33.5 million and commitments to advance existing home equity and other credit lines in the amount of $30.2 million. In addition, the Company has also conveyed $1million in standby letters of credit.

Note 3 – Loans

Loans at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial and Industrial	$27,242	$23,308
Commercial real estate	13,788	15,788
Industrial real estate	44,409	41,444
Construction and land development	35,550	36,561
Consumer and other	27,067	25,879
Unearned loan fees	(111)	(140)

Loans, net of unearned loan fees	147,945	142,840

Allowance for loan losses	(1,712)	(1,577)

Loans, net	$146,233	$141,263

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans 90 days past due but still accruing interest for the six months ended June 30, 2007 and twelve months ended December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial and Industrial	$27,242	$23,308
Commercial real estate	13,788	15,788
Industrial real estate	44,409	41,444
Construction and land development	35,550	36,561
Consumer and other	27,067	25,879
Unearned loan fees	(111)	(140)

Loans, net of unearned loan fees	147,945	142,840

Allowance for loan losses	(1,712)	(1,577)

Loans, net	$146,233	$141,263

	June 30, 2007	December 31, 2006
	(In thousands)
Loans past due 90 days still on accrual	$485	$19
Non accrual loans	399	285

Total	$884	$304

Note 4 – Earnings Per Share of Common Stock

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$164	1,510,042	$218	1,081,972
Effect of dilutive securities Stock options outstanding	-	38,715	-	22,369
Diluted EPS Income available to common shareholders plus assumed conversions	$164	1,548,757	$218	1,104,341

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$381	1,507,847	$350	1,080,891
Effect of dilutive securities Stock options outstanding	-	37,360	-	22,409
Diluted EPS Income available to common shareholders plus assumed conversions	$381	1,545,207	$350	1,103,300

Note 5 – Income Taxes

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

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of June 30, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and Tennessee. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the years before 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2007 AND 2006

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the six months ending June 30, 2007 we earned net income of $381,000 or $0.25 per share as compared to $350,000 or $0.32 per share for the corresponding period in 2006. The increase in net income for the first six months of 2007 was due to increased interest income on loans which resulted from a $5.0 million increase in net loans for the six months ending June 30, 2007 as compared to the six months ending June 30, 2006.  For the three months ending June 30, 2007 we earned net income of $164,000 or $0.11 per share as compared to $218,000 or $0.20 per share for the same period of 2006.  The decease in net income for the second quarter of 2007 mainly resulted from a $222,000 provision for loan losses during the second quarter of 2007 as compared to a $41,000 provision for loan losses for the second quarter of 2006.  The table below represents certain key financial ratios for the first two quarters of 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007	2006
Return on Average Assets	0.39%	0.45%
Return on Average Equity	4.65%	5.82%
Earnings per share – basic	$0.25	$0.32

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

NET INTEREST INCOME

Net interest income was $1.8 million for the three months ended June 30, 2007, an increase of approximately 13% or $204,000 over the same period in 2006.  Net interest income for the six months ended June 30, 2007 was $3.5 million as compared to $3.0 million for the same period in 2006, an increase of $458,000 or 15%.  The increase in net interest income was due to an increase in the volume and rate of interest earning assets.  The net interest margin (annualized) declined to 3.81% as of June 30, 2007 compared to 4.15% for June 30, 2006 for the six month periods.  While some improvement is noted in the yield on earning assets, a greater increase in overall rates on interest bearing liabilities attributed to the decline in the net interest margin.  Average loans increased approximately $27.6 million to $146.6 million at June 30, 2007, as compared to $119.0 million at June 30, 2006. Average loans were approximately 80% of total earning assets at June 30, 2007 and 82% at June 30, 2006.

The yield on total earning assets increased 22 basis points for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in loan volume along with the increase in overall interest rates from the prior year period has enhanced yields on the loan portfolio and investments. Yields on federal funds sold, on which rates can change overnight, increased 66 basis points for the six month period ended June 30, 2007 as compared to the same period in 2006, while yields on investment securities increased only 24 basis points for the six months ended June 30, 2007 as compared to the same period in 2006.

Total interest expense was approximately $1.7 million for the quarter ended June 30, 2007, a 39% increase as compared to the same period in 2006.  For the six months ended June 30, 2007, total interest expense increased to $3.4 million as compared to $2.3 million for the six months ended June 30, 2006, an increase of $1.1 million or 49%.  This increase is primarily related to an increase in the average volume of interest bearing deposits from $121.0 million for the first six months of 2006 to $146.9 million for the same period in 2007, and an increase in FHLB advances and other borrowings of $6.6 million from June 30, 2006 to June 30, 2007.  The average rate on interest-bearing deposits was 4.07% for the first six months of 2007, 74 basis points higher than the average rate on deposits during the first six months of 2006. This increase is a direct result of the rising interest rate environment during the first half of 2006. Though the average cost of borrowed funds decreased to 4.95% for the first six months of 2007 compared to 5.78% for the same period in 2006, the overall rate on interest-bearing liabilities increased to 4.15% for the first six months of 2007 as compared to 3.49% for the same period in 2006, an increase of 66 basis points.

	Six Months Ended
(in thousands)	June 30, 2007				June 30, 2006
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)
Loans	$146,612	$5,957	8.13%	$118,989	$4,692	7.89%

Investment securities (1)	22,061	510	4.62%	19,778	433	4.38%

Federal funds sold and other	13,990	369	5.28%	6,585	152	4.62%

Total earning assets	182,663	6,836	7.48%	145,352	5,277	7.26%

Other assets	10,956			8,651

Total Assets	$193,619			$154,003

Interest-bearing deposits	$146,925	2,987	4.07%	$121,001	2,016	3.33%

Securities sold under agreements to repurchase and other borrowings	15,078	373	4.95%	8,407	243	5.78%

Total Interest Bearing Liabilities	162,003	3,360	4.15%	129,408	2,259	3.49%

Noninterest Bearing Deposits	13,760			11,821

Other liabilities	1,472			740

Total Liabilities	177,235			141,969

Total Stockholders' Equity	16,384			12,034

Total Liabilities and Stockholders' Equity	$193,619			$154,003

Net interest income		$3,476			$3,018

Net interest spread			3.33%			3.77%

Net interest margin			3.81%			4.15%

(1) Fully Taxable Equivalent (FTE) at a 38% income tax rate and a 20% TEFRA disallowance.  The FTE basis adjusts for the tax benefits of income on certain tax-exempt investments.

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

The Company’s Asset/Liability Committee (“ALCO” committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee is scheduled to meet at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of the Company’s assets (loans, and investments) and liabilities (deposits and borrowings); anticipated loan demands; and the liquidity position of the Company.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of June 30, 2007, the Company has a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $222,000 for the quarter ended June 30, 2007, compared to $41,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, the provision for loan losses was $318,000 as compared to $136,000 for the six months ended June 30, 2006.  The increase in the loan loss provision resulted from an increase in net charge-offs in the first six months of 2007 of $183,000 as compared to $78,000 in the first six months of 2006.  As a percentage of average loans, the annualized rate of net charge-offs was 0.12% for the first six months of 2007 compared to a 0.07% ratio for the same period 2006.   Management attributes the increase in net charge-off’s and the increase in adversely classified loans and non performing assets to a variety of reasons, including a slow down in the local economy as well as the local housing market.  Management continues to diligently administer its’ credit quality and has adjusted its underwriting standards during 2007 to help mitigate what could be a declining economy resulting in higher possible delinquencies.  These changes include, but are not limited to, increased requirements for down payments by borrowers on loan requests, higher debt to income requirements, and other similar measures.

Analysis of the Allowance for Loan Losses

(in thousands)	Six Months Ended June 30,
	2007	2006
Average Loans Outstanding	$146,503	$118,989

Allowance at beginning of period	1,577	1,406

Charge-offs:
Commercial, financial and agricultural	-	14
Real Estate – mortgage	107
Other	87	74
Total charge-offs	194	88

Recoveries:
Commercial, financial and agricultural	-	3
Real Estate – mortgage	2	-
Installment – consumer	9	7
Total Recoveries	11	10

Net charge-offs	183	78
Provision for loan losses	318	136
Balance at end of period	$1,712	$1,464

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.07%

As of June 30, 2007, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a quarterly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NONINTEREST INCOME

Total noninterest income was approximately $332,000 for the quarter ended June 30, 2007 compared to $262,000 for the same period in 2006. For the six months ended June 30, 2007, total noninterest income was $567,000 as compared to $538,000 for the six months ended June 30, 2006.  This increase is attributed to the increase of fees on the sale of mortgage loans and an increase of service charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense totaled approximately $1.6 million for the quarter ended June 30, 2007 as compared to $1.4 million during the same period in 2006. For the first six months of 2007, the noninterest expense totaled $3.2 million as compared to $2.9 million for the first six months of 2006.  Noninterest expense (annualized) as a percent of total average assets was 3.27% for the first six months of 2007 compared to 3.73% for the first six months of 2006. The increase in noninterest expense during the first six months of 2007 as compared to the same period in 2006 can be primarily attributed to increasing salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses related to growth in our new branches that opened at the end of 2005.  Though net interest expense increased, net interest expense as a percent of total average assets decreased 46 basis points due to asset growth.

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

We recognized income tax expense of $65,000 and $106,000 for the quarter ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, the income tax expense was $164,000 as compared to $184,000 for the same period in 2006.  The effective income tax rate for the Company was 30.1% for the first six months of 2007 and 34.5% for the first six months of 2006.

BALANCE SHEET ANALYSIS - COMPARISON OF JUNE 30, 2007 TO DECEMBER 31, 2006

Assets totaled $189.1 million at June 30, 2007 as compared to $186.5 million at December 31, 2006, an increase of 1.4%. The primary categories of asset growth were a $1.6 million increase in available for sale investment securities, a $5.0 million increase in net loans, and $649,000 increase in loans held for sale.

INVESTMENT SECURITIES

Investment securities were approximately $21.7 million, or 11.5% of total assets, at June 30, 2007, an increase of $1.6 million from December 31, 2006. We purchased $3.59 million in investment securities during the first two quarters of 2007, while maturities, calls, sales and principal pay-downs provided cash of $1.7 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 31.1% of the portfolio at June 30, 2007 and 32.5% at December 31, 2006.

At June 30, 2007 and December 31, 2006, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $391,000 at June 30, 2007, compared to an unrealized loss of $111,000 as of December 31, 2006, primarily as a result of changes and volatility in the mortgage-backed securities market. The fair value of securities fluctuates with the movement of interest rates. During the fist two quarters of 2007, the interest rate environment has been less favorable creating an unrealized loss for bonds held at higher rates.

LOANS

During the first six months of 2007, loans increased $5.0 million to $146.2 million at June 30, 2007.

Loans by Type

(in thousands)	June 30, 2007	December 31, 2006
Loans secured by real estate:
Commercial properties	$13,788	$15,788
Construction and land development	35,550	36,561
Residential and other properties	44,409	41,444
Total loans secured by real estate	93,747	93,793

Commercial and industrial loans	27,242	23,308
Consumer loans and other	27,067	25,879

Less: Allowance for loan losses	(1,712)	(1,577)
Unearned loan fees	(111)	(140)
	$146,233	$141,263

Non-Performing Assets

(in thousands)	June.30, 2007	December 31, 2006

Non-accrual loans(1)	$399	$326
Loans past due greater than 90 days and still accruing interest	485	19
Restructured loans	136	170
Other real estate owned	650	507

Total Non-Performing Assets	$1,670	$1,022

(1) Included in non-accrual loans are $211,000 and $320,000 of loans considered impaired as of June 30, 2007 and December 31, 2006, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had Other Real Estate Owned of $650,000 at June 30, 2007, as compared with $507,000 at December 31, 2006. We have three relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $3.2 million to $156.5 million at June 30, 2007, from $153.4 million at December 31, 2006. This increase was a result of demand deposit growth based on a campaign to increase core deposit growth.  Core deposits, which include regular savings, money market, NOW and demand deposits, were $61.9 million, or 39.6% of total deposits, at June 30, 2007. Core deposits were 35.8% of total deposits at December 31, 2006. Time deposits totaled $94.6 million at June 30, 2007, a decrease of approximately $3.9 million from $98.5 million at December 31, 2006.

Deposit Balances By Type
*Derived from audited consolidated financial statements

(in thousands)	June 30, 2007	December 31, 2006*
Demand Deposits:
Noninterest bearing demand accounts	$14,851	$13,944
NOW and money market accounts	43,101	37,191
Savings accounts	3,970	3,729
Total demand deposits	61,922	54,864

Term Deposits:
Less than $100,000	54,731	56,555
$100,000 or more	39,854	41,933
Total Term Deposits	94,585	98,488

Total Deposits	$156,507	$153,352

CAPITAL

During the first six months of 2007, stockholders' equity increased $100,000 to $16.6 million. The change in stockholder’s equity was due primarily to net income of $381,000, offset by a cash dividend paid of $120,000 during the first quarter of 2007 and the purchase of treasury stock during the second quarter of 2007.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At June 30, 2007
	Bank	Well-Capitalized Levels	Minimum Reglatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	12.3%	6.0%	4.0%
Total Capital as a percentage of risk-weighted assets	13.4%	10.0%	8.0%
Tier 1 capital to average assets	9.7%	5.0%	4.0%

	At December 31, 2006
	Bank	Well-Capitalized Levels	Minimum Reglatory Requirement
Tier 1 Capital as a percentage of risk-weighted assets	12.3%	6.0%	4.0%
Total Capital as a percentage of risk-weighted assets	13.4%	10.0%	8.0%
Tier 1 capital to average assets	10.1%	5.0%	4.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At June 30, 2007, we held $22.0 million in available-for-sale securities. Deposits increased approximately $3.2 million during the first six months of 2007. We had $6.0 million of available federal funds lines and approximately $6.7 million of available borrowings from the Federal Home Loan Bank as of June 30, 2007.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2007, the Company had $304,000 in repurchase agreement balances outstanding.

At June 30, 2007, the Company had capital of $16.6 million, or 8.8% of total assets as compared to $16.5 million, or 8.8% at December 31, 2006. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

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

ITEM 3 – CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                        None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                        None.

Item 3.	Defaults Upon Senior Securities
                        None.

Item 4.	Submission of Matters to a Vote of Security Holders
        The annual meeting of shareholders was held on April 24, 2007, at which the following two proposals were presented and acted upon.

Proposal 1. To elect nine directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:	For	Against	Abstain
Larry Beeman	859,628	--	52,198
A.P. Cappiello	868,257	--	43,658
J. Frank Jamison	855,504	--	56,320
Terry Kerbs	859,628	--	52,198
Thomas E. Tuck	909,925	--	1,900
Doug Moye	859,628	--	52,198
Bob Witt	855,504	--	56,320

	For	Against	Abstain
Proposal 2. To ratify the appointment of Dixon-Hughes, PLLC, as auditors for the Bank for 2007:	901,291	3,200	7,334

Item 5.                Other Information

On July 2, 2007, Kenneth F. Scarbro was appointed as the Company's Vice President and Chief Financial Officer. From August 2006 through June 2007,  Mr. Scarbro served as Controller, Stokely Hospitality Enterprises, Sevierville, Tennessee  (operator of restaurants, fast food outlets, and wilderness lodges).  From March 2003 through July 2006, Mr. Scarbro was engaged in a private accounting practice consulting with small businesses.  From July 2001 through February 2003, Mr. Scarbro served as Chief Financial Officer, Neptec Optical Solutions, Inc., Jefferson City, Tennessee  (manufacturer and supplier of fiber optic components).

Item 6.                 Exhibits

           Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Section 302 Certification
           Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Section 302 Certification
                             Exhibit 32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350 Section 906 Certification
                             Exhibit 32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350 Section 906 Certification

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        Tennessee Valley Financial Holdings, Inc.

Date:  August 13, 2007                                                                                                                                By:  /s/ Kenneth F.  Scarbro
                                                                                                                                                                        Kenneth F. Scarbro
                                                                                                                                                                        Vice President and Chief Financial Officer