Form 10QSB
period 2007-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2007-11-14
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(Address of principal executive office)

45-0471419
(I.R.S. Employer Identification No.)

37830
(Zip Code)

(865) 483-9444
Registrant's telephone number, including area code

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

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,509,935 on November 9, 2007.

FORM 10-QSB
Index

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	3
	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	5
	Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2007 and 2006 (Unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signature		18

Part l. FINANCIAL INFORMATION
Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30, 2007 (Unaudited)	December 31, 2006*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$2,505	$3,226
Federal funds sold	9,000	11,941
Cash and cash equivalents	11,505	15,167

Investment securities available for sale, at fair value	24,941	20,156
Loans, net	146,660	141,263
Loans held for sale, at fair value	1,023	788
Federal Home Loan Bank Stock, at cost	703	634
Banking premises and equipment, net	5,914	5,132
Accrued interest receivable	1,110	1,119
Deferred income tax benefit	308	278
Other real estate owned	650	507
Prepaid expenses and other assets	1,312	1,468
Total Assets	$194,126	$186,512

Liabilities and Stockholders’ Equity
Deposits	$159,098	$153,352
Borrowings	16,812	15,060
Accrued interest payable	1,157	1,245
Other liabilities	261	355
Total Liabilities	177,328	170,012

Stockholders’ equity
Common stock, $1.00 Par Value, 2,000,000 shares authorized, 1,510,029 issued and outstanding at September 30, 2007, 1,500,700 issued and outstanding at December 31, 2006	1,510	1,501
Treasury stock, 402 shares	(6)	-
Capital in excess of par value	11,479	11,319
Retained earnings	3,936	3,750
Accumulated other comprehensive loss	(121)	(70)
Total Stockholders’ Equity	16,798	16,500

Total Liabilities and Stockholders’ Equity	$194,126	$186,512

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Interest Income:
Loans, including fees	$2,987	2,755	$8,944	7,447
Investment securities	253	207	729	610
Federal funds sold	124	17	493	169
Other interest income	21	9	42	26
Total interest income	3,385	2,988	10,208	8,252

Interest Expense:
Deposits	1,507	1,162	4,494	3,178
Borrowings	190	129	563	372
Total interest expense	1,697	1,291	5,057	3,550

Net interest income	1,688	1,697	5,151	4,702

Provision for loan losses	390	256	708	392

Net interest income after provision for loan losses	1,298	1,441	4,443	4,310

Noninterest income:
Service charges on deposit accounts	150	138	416	324
Fees on sale of mortgage loans	82	74	317	253
Net gains on sales of investment securities available for sale	-	-	5	23
Other income	20	50	81	200
Total noninterest income	252	262	819	800

Noninterest expense:
Salaries and employee benefits	726	684	2,165	2,039
Net occupancy expense	264	240	743	679
Data processing fees	151	96	485	333
Advertising and promotion	27	37	92	98
Office supplies and postage	28	36	111	115
Legal and professional	56	37	234	110
Loan expense	65	30	202	277
Other	219	316	671	698
Total noninterest expense	1,536	1,476	4,703	4,349

Income before income tax expense	14	227	559	761
Income tax expense (benefit)	(17)	72	147	256
Net Income	$31	$155	$412	$505

Earnings per Common Share
Basic	$0.02	$0.13	$0.27	$0.47
Diluted	$0.02	$0.13	$0.27	$0.47

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive loss	Total stockholders’ equity
	(In thousands, except share and per share data)
Balances at December 31, 2006	$1,501	$-	$11,319	$3,750	$(70)	$16,500

Net income	-	-	-	412	-	412

Other comprehensive income	-	-	-	-	(51)	(51)

Cash dividends paid	-	-	-	(120)	-	(120)

Stock dividends issued through DRIP	7	-	99	(106)	-	-

Issuance of stock in lieu of director’s fees	2	16	34	-	-	52

Compensation expense related to stock options vested	-	-	27	-	-	27

Purchase of treasury stock	-	(22)	-	-	-	(22)

Balances at September 30, 2007	$1,510	$(6)	$11,479	$3,936	$(121)	$16,798

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash Flows from Operating Activities:	$412	$505
Net Income
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	708	392
Amortization of premium on investment securities	26	31
Depreciation	244	225
Net gain on sale of available for sale securities	(5)	(23)
Decrease (increase) in mortgage loans originated and sold	(235)	355
Provision for loss on other real estate owned	7	-
Stock dividends on FHLB Stock	(69)	(26)
Stock based compensation expense	27	18
Changes in operating assets and liabilities:
Accrued interest receivable	9	(220)
Other assets	156	20
Accrued interest payable and other liabilities	(130)	1,649
Net cash provided by operating activities	1,150	2,571

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	932	1,106
Proceeds from maturities and calls of investment securities available for sale	1,832	2,614
Purchases of investment securities available for sale	(7,651)	(4,144)
Loans originated, net of payments received	(6,253)	(29,240)
Additions to banking premises and equipment	(1,026)	(1,295)
Net cash used in investing activities	(12,166)	(30,604)

Cash Flows from Financing Activities:
Increase in deposits, net	5,746	16,345
Prepaid stock option expense	-	(77)
Proceeds from issuance of common stock	-	78
Purchase of treasury stock	(22)	-
Proceeds from exercise of stock options	-	3,675
Cash dividends paid	(120)	-
Increase in other borrowings	1,752	445
Net cash provided by financing activities	7,356	20,466

Net Decrease in Cash and Cash Equivalents	(3,660)	(7,567)

Cash and Cash Equivalents, Beginning of Period	15,167	11,752

Cash and Cash Equivalents, End of Period	$11,506	$4,185

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$4,941	$3,460
Income taxes paid	$158	$280

Supplementary Disclosures of Noncash Investing Activities:

Change in unrealized loss on available for sale investment securities	$(82)	$(11)
Change in deferred tax associated with unrealized gain (loss) on investment securities available for sale	$112	$(4)
Change in net unrealized gain (loss) on available for sale investment securities	$30	$(7)
Issuance of stock in lieu of director's fees	$(52)	$-

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net income	$412	$505
Other comprehensive income, net of tax:
Unrealized gains/loss on investments securities	(76)	12
Reclassification adjustment for gains/losses included in net income	(5)	(23)
Income taxes related to unrealized gains/losses on investment securities	30	4
Other comprehensive loss, net of tax	(51)	(7)
Comprehensive income	$361	$498

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2007.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of September 30, 2007, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $35.7 million and commitments to advance existing home equity and other credit lines in the amount of $29.3 million. In addition, the Company has also conveyed $1million in standby letters of credit.

Note 3 – Loans

Loans at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Commercial and Industrial	$28,124	$23,308
Commercial real estate	13,460	15,788
Residential real estate	46,845	41,444
Construction and land development	35,526	36,561
Consumer and other	24,693	25,879
Unearned loan fees	(102)	(140)

Loans, net of unearned loan fees	148,546	142,840

Allowance for loan losses	(1,886)	(1,577)

Loans, net	$146,660	$141,263

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans 90 days past due but still accruing interest for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Balance at beginning of year	$1,577	$1,406
Add (deduct):
Provision for loan losses	708	471
Loans charged off	(415)	(341)
Recoveries of loans charged off	16	41

Ending balance	$1,886	$1,577

	September 30, 2007	December 31, 2006
	(In thousands)
Loans past due 90 days still on accrual	$78	$19
Non accrual loans	627	285

Total	$705	$304

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$31	1,509,844	$155	1,221,309
Effect of dilutive securities Stock options outstanding	-	28,317	-	16,310
Diluted EPS Income available to common shareholders plus assumed conversions	$31	1,538,161	$155	1,237,619

Note 4 – Earnings Per Share of Common Stock (Continued)

	Nine Months Ended September 30, 2007		Nine months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$412	1,508,520	$505	1,070,198
Effect of dilutive securities Stock options outstanding	-	27,359	-	9,431
Diluted EPS Income available to common shareholders plus assumed conversions	$412	1,535,879	$505	1,079,629

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

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of September 30, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and Tennessee. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the years before 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2007 AND 2006

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the nine months ending September 30, 2007 we earned net income of $412,000 or $0.27 per share as compared to $505,000 or $0.47 per share for the corresponding period in 2006. The decrease in net income for the first nine months of 2007 was due to the increase in the loan loss provision which resulted from a $301,000 increase in non-accrual loans, and $59,000 increase in past due loans, and a $241,000 increase in net charge-offs for the nine months ending September 30, 2007 as compared to the nine months ending September 30, 2006.  For the three months ending September 30, 2007 we earned net income of $31,000 or $0.02 per share as compared to $155,000 or $0.13 per share for the same period of 2006.  The decease in net income for the third quarter of 2007 mainly resulted from a $390,000 provision for loan losses during the third quarter of 2007 as compared to a $256,000 provision for loan losses for the second quarter of 2006.  The table below represents certain key financial ratios for the first three quarters of 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007	2006
Return on Average Assets	0.28%	0.43%
Return on Average Equity	3.34%	5.32%
Earnings per share – basic	$ 0.27	$0.47

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended December 31, 2006 included in the Tennessee Valley Financial Holdings, Inc. 2006 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in the judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policy to be most critical in its potential effect on our financial position or results of operations:

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risks inherent in TnBank’s loan portfolio, prior loss history and the regional economy. The allowance is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and TnBank’s underwriting policies.

All loans in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Management evaluates individual loans for impairment (in accordance with SFAS 114) typically when the loan becomes over 90 days past due or the collection of interest is reasonably doubted.

The allowance percentage requirement changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding, as well as, changes in the local economy, such as employment and housing sales.

Although we believe that we have established and maintained the allowance at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our allowance as conditions dictate.

NET INTEREST INCOME

Net interest income was $1.7 million for the three months ended September 30, 2007 and September 30, 2006.  Net interest income for the nine months ended September 30, 2007 was $5.2 million as compared to $4.7 million for the same period in 2006, an increase of $449,000 or 10%.  The increase in net interest income was due to an increase in the volume and rate of interest earning assets.  The net interest margin (annualized) declined to 3.78% as of September 30, 2007 compared to 4.22% for September 30, 2006 for the nine month periods.  While some improvement is noted in the yield on earning assets, a greater increase in overall rates on interest bearing liabilities contributed to the decline in the net interest margin.  Average loans increased approximately $23.2 million to $147.1 million at September 30, 2007, as compared to $124.0 million at September 30, 2006. Average loans were approximately 81% of total earning assets at September 30, 2007 and 83% at September 30, 2006.

The yield on total earning assets increased 7 basis points for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in loan volume along with the increase in overall interest rates from the prior year period has enhanced yields on the loan portfolio and investments. Yields on federal funds sold, on which rates can change overnight, increased 54 basis points for the nine month period ended September 30, 2007 as compared to the same period in 2006, while yields on investment securities increased only 33 basis points for the nine months ended September 30, 2007 as compared to the same period in 2006.

Total interest expense was approximately $1.7 million for the quarter ended September 30, 2007, a 31% increase as compared to the same period in 2006.  For the nine months ended September 30, 2007, total interest expense increased to $5.1 million as compared to $3.6 million for the nine months ended September 30, 2006, an increase of $1.5 million or 42%.  This increase is primarily related to an increase in the average volume of interest bearing deposits from $122.9 million for the first nine months of 2006 to $145.9 million for the same period in 2007, and an increase in FHLB advances and other borrowings of $4.9 million from September 30, 2006 to September 30, 2007.  The average rate on interest-bearing deposits was 4.11% for the first nine months of 2007, 66 basis points higher than the average rate on deposits during the first nine months of 2006. This increase is a direct result of deposit mix.  Term deposits, for which rates are set for a specific term, account for 64.8% of total deposits.  Though the average cost of borrowed funds decreased to 4.93% for the first nine months of 2007 compared to 4.81% for the same period in 2006, the overall rate on interest-bearing liabilities increased to 4.18% for the first nine months of 2007 as compared to 3.55% for the same period in 2006, an increase of 63 basis points.

	Nine Months Ended
(in thousands)	September 30, 2007			September 30, 2006
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)
Loans	$147,184	$8,944	8.10%	$123,974	$7,447	8.01%

Investment securities (1)	22,555	782	4.62%	19,759	636	4.29%

Federal funds sold and other	12,478	493	5.27%	4,761	169	4.73%

Total earning assets	182,217	10,219	7.48%	148,494	8,252	7.41%

Other assets	10,923			8,912

Total Assets	$193,140			$157,406

Interest-bearing deposits	$145,895	4,494	4.11%	$122,859	3,178	3.45%

Securities sold under agreements to repurchase and other borrowings	15,228	563	4.93%	10,317	372	4.81%

Total Interest Bearing Liabilities	161,123	5,057	4.18%	133,176	3,550	3.55%

Noninterest Bearing Deposits	14,123			10,670

Other liabilities	1,463			911

Total Liabilities	176,709			144,757

Total Stockholders' Equity	16,431			12,649

Total Liabilities and Stockholders' Equity	$193,140			$157,406

Net interest income		$5,162			$4,702

Net interest spread			3.30%			3.86%

Net interest margin			3.78%			4.22%

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of September 30, 2007, the Company has a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $390,000 for the quarter ended September 30, 2007, compared to $256,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, the provision for loan losses was $708,000 as compared to $392,000 for the nine months ended September 30, 2006.  The increase in the loan loss provision resulted from an increase in net charge-offs in the first nine months of 2007 of $399,000 as compared to $158,000 in the first nine months of 2006.  As a percentage of average loans, the annualized rate of net charge-offs was 0.27% for the first nine months of 2007 compared to a 0.13% ratio for the same period 2006.  Also contributing to the increase in the loan loss provision was an increase in non-accrual loans of $301,000, or 92.3%, at September 30, 2007 as compared to December 31, 2006.  Management attributes the increase in net charge-off’s and the increase in adversely classified loans and non performing assets to a variety of reasons, including a slow down in the local economy as well as the local housing market.  Management continues to diligently administer its’ credit quality and has adjusted its underwriting standards during 2007 to help mitigate what could be a declining economy resulting in higher possible delinquencies.  These changes include, but are not limited to, increased requirements for down payments by borrowers on loan requests, lower debt to income requirements, and other similar measures.

Analysis of the Allowance for Loan Losses

(in thousands)	Nine Months Ended September 30,
	2007	2006
Average Loans Outstanding	$147,184	$123,974

Allowance at beginning of period	1,577	1,406

Charge-offs:
Commercial, financial and agricultural	-	16
Real Estate – construction	72	-
Real Estate – mortgage	56	1
Installment – consumer	287	95
Other	-	58
Total charge-offs	415	170

Recoveries:
Commercial, financial and agricultural	-	3
Real Estate – construction	1	-
Real Estate – mortgage	2	-
Installment – consumer	13	8
Other	-	1
Total Recoveries	16	12

Net charge-offs	399	158
Provision for loan losses	708	392
Balance at end of period	$1,886	$1,640

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.13%

As of September 30, 2007, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a quarterly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NONINTEREST INCOME

Total noninterest income was approximately $252,000 for the quarter ended September 30, 2007 compared to $262,000 for the same period in 2006. For the nine months ended September 30, 2007, total noninterest income was $819,000 as compared to $800,000 for the nine months ended September 30, 2006.  This increase is attributed to the increase of fees on the sale of mortgage loans and an increase of service charges on deposit accounts.

NONINTEREST EXPENSE

Noninterest expense totaled approximately $1.54 million for the quarter ended September 30, 2007 as compared to $1.48 million during the same period in 2006. For the first nine months of 2007, the noninterest expense totaled $4.7 million as compared to $4.3 million for the first nine months of 2006.  Noninterest expense (annualized) as a percent of total average assets was 3.25% for the first nine months of 2007 compared to 3.68% for the first nine months of 2006. The increase in noninterest expense during the first nine months of 2007 as compared to the same period in 2006 can be primarily attributed to increasing salaries and employee benefits, net occupancy expense, data processing expenses, and other expenses related to continuing growth in our new branches that opened at the end of 2005.  Though net interest expense increased, net interest expense as a percent of total average assets decreased 43 basis points due to asset growth.

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

We recognized income tax benefit of $17,000 for the quarter ended September 30, 2007 as compared to an income tax expense of $72,000 for the same period in 2006.  For the nine months ended September 30, 2007, the income tax expense was $147,000 as compared to $256,000 for the same period in 2006.  The effective income tax rate for the Company was 26.3% for the first nine months of 2007 and 33.6% for the first nine months of 2006.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER 30, 2007 TO DECEMBER 31, 2006

Assets totaled $194.1 million at September 30, 2007 as compared to $186.5 million at December 31, 2006, an increase of 4.1%. The primary categories of asset growth were a $4.8 million increase in available for sale investment securities, a $5.4 million increase in net loans, and $782,000 increase in banking premises and equipment due to the new facility in Blount County.

INVESTMENT SECURITIES

Investment securities were approximately $24.9 million, or 12.8% of total assets, at September 30, 2007, as compared to $20.2 million, or 10.8% of total assets, at December 31, 2006. We purchased $7. 65 million in investment securities during the first three quarters of 2007, while maturities, calls, sales and principal pay-downs provided cash of $2.8 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 33.6% of the portfolio at September 30, 2007 and 32.5% at December 31, 2006.

At September 30, 2007 and December 31, 2006, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $192,000 at September 30, 2007, compared to an unrealized loss of $111,000 as of December 31, 2006, primarily as a result of changes and volatility in the mortgage-backed securities market. The fair value of securities fluctuates with the movement of interest rates. During the first three quarters of 2007, the interest rate environment has been less favorable creating an unrealized loss for bonds held at higher rates.

LOANS

During the first nine months of 2007, net loans increased $5.4 million to $146.7 million at September 30, 2007.

Loans by Type

(in thousands)	September 30, 2007	December 31, 2006
Loans secured by real estate:
Commercial properties	$13,460	$15,788
Construction and land development	35,526	36,561
Residential and other properties	46,845	41,444
Total loans secured by real estate	95,831	93,793

Commercial and industrial loans	28,124	23,308
Consumer loans and other	24,693	25,879

Less: Allowance for loan losses	(1,886)	(1,577)
Unearned loan fees	(102)	(140)
	$146,660	$141,263

Non-Performing Assets

(in thousands)	September 30, 2007	December 31, 2006

Non-accrual loans	$627	$326
Loans past due greater than 90 days and still accruing interest	78	19
Restructured loans	133	170
Other real estate owned	650	507

Total Non-Performing Assets	$1,488	$1,022

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had other real estate owned of $650,000 at September 30, 2007, as compared with $507,000 at December 31, 2006. We have three relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits grew approximately $5.7 million to $159.1 million at September 30, 2007, from $153.4 million at December 31, 2006. This increase was a result of term deposit and demand deposit growth.  Term deposits were $103.0 million, or 64.8% of total deposits, at September 30, 2007 as compared to $98.5 million, or 64.2% of total deposits, at December 31, 2006.  Core deposits, which include regular savings, money market, NOW and demand deposits, totaled $56.1 million at September 30, 2007an increase of approximately $1.2 million from $54.9 million at December 31, 2006.

Deposit Balances By Type

(in thousands)	September 30, 2007	December 31, 2006*

Demand Deposits:
Noninterest bearing demand accounts	$15,170	$13,944
NOW and money market accounts	37,399	37,191
Savings accounts	3,493	3,729
Total demand deposits	56,063	54,864

Term Deposits:
Less than $100,000	56,180	56,555
$100,000 or more	46,856	41,933
Total Term Deposits	103,036	98,488

Total Deposits	$159,098	$153,352

CAPITAL

During the first nine months of 2007, stockholders' equity increased $298,000 to $16.8 million. The change in stockholder’s equity was due primarily to net income of $412,000, offset by a cash dividend paid of $120,000 during the first quarter of 2007, the purchase of treasury stock during the second quarter of 2007, and the issuance of treasury stock in lieu of directors’ fees in the third quarter of 2007.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At September 30, 2007
	Bank	Well-Capitalized Levels	Minimum Reglatory Requirement

Tier 1 Capital as a percentage of risk-weighted assets	12.2%	6.0%	4.0%
Total Capital as a percentage of risk-weighted assets	13.5%	10.0%	8.0%
Tier 1 capital to average assets	9.8%	5.0%	4.0%

	At December 31, 2006
	Bank	Well-Capitalized Levels	Minimum ReglatoryRequirement

Tier 1 Capital as a percentage of risk-weighted assets	12.3%	6.0%	4.0%
Total Capital as a percentage of risk-weighted assets	13.4%	10.0%	8.0%
Tier 1 capital to average assets	10.1%	5.0%	4.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2007, we held $24.9 million in available-for-sale securities. Deposits increased approximately $5.7 million during the first nine months of 2007. We had $6.0 million of available federal funds lines and approximately $4.9 million of available borrowings from the Federal Home Loan Bank as of September 30, 2007.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2007, the Company had $1.1 million in repurchase agreement balances outstanding.

At September 30, 2007, the Company had capital of $16.8 million, or 8.7% of total assets as compared to $16.5 million, or 8.8% at December 31, 2006. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not anticipate that this statement will have any material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company does not anticipate that this statement will have a material impact on its financial statements.

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

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that the controls and procedures ensure that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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
                     None.

Item 3.     Defaults Upon Senior Securities
                     None.

Item 4.         Submission of Matters to a Vote of Security Holders
          None.

Item 5.         Other Information
                      None.

Item 6.     Exhibits
                     Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Section 302 Certification.
                     Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Section 302 Certification.
                     Exhibit 32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350 Section 906 Certification.
                     Exhibit 32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350 Section 906 Certification.

                                                                                                          Signature

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        Tennessee Valley Financial Holdings, Inc.

Date:  November 14, 2007                                                                                                                            By:  /s/ Kenneth F.  Scarbro
                                                                                                                                                                        Kenneth F. Scarbro
                                                                                                                                                                        Vice President and Chief Financial Officer