Form 10KSB/A
period 2006-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-01-16
CIK 1175158

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition Period From _________   To___________

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

Documents Incorporated by Reference: Proxy Statement related to 2007 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission on April 2, 2007, includes the fiscal year 2005 audit opinion of the predecessor auditor which was inadvertently omitted and is included herein on page 26. In addition, a typo was corrected in the supplemental cash flow information on page 32 relating to the acquisition of foreclosed real estate. We are filing this Form 10-KSB/A to correct these oversights.

Except as described above, no other changes have been made to the original Form 10-KSB. Except for the changes stated above, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures, including any exhibits to the Form 10-KSB affected by subsequent events. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

Table of Contents

Part I:
Item 1:	Description of Business ...	1
Item 2:	Description of Property ...	10
Item 3:	Legal Proceedings ...	10
Item 4:	Submission of Matters to a Vote of Security Holders .......................................................................................................................................................	10

Part II:
Item 5:	Market for Common Stock and Related Stockholder Matters .........................................................................................................................................	11
Item 6:	Management’s Discussion and Analysis or Plan of Operation ......................................................................................................................................	12
Item 7:	Financial Statements ...	24

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................................................	53
Item 8A:	Controls and Procedures ......................................................................................................................................................................................................	53

Part III:
Item 9:	Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act ...........................................	53
Item 10:	Executive Compensation .......................................................................................................................................................................................................	53
Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .................................................................	53
Item 12:	Certain Relationships and Related Transactions ..............................................................................................................................................................	53
Item 13:	Exhibits ...	54
Item 14:	Principal Accountant Fees and Services .............................................................................................................................................................................	54

Signatures	...	55

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

We offer a wide variety of competitive retail and commercial banking services. We offer deposit services including various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Our lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans and lines of credit, credit cards, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. We also offer safe deposit box and drive-thru services at the Oak Ridge and Knoxville locations. Automated teller machine (ATM) services are offered at Oak Ridge, Knoxville, and Maryville locations. We provide VISA and MasterCard credit cards and are a merchant depository for credit card drafts under both types of credit cards. We also offer banking services for our customers on the internet at our World Wide Web address, www.tnbank.net. Customers enrolled in the internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically, and access other typical internet banking services. We have trust powers but do not have a trust department presently. We offer retail investment services through a broker/dealer relationship with Linsco/Private Ledger Corporation. These services include brokerage transactions in common stocks, mutual funds and bonds, as well as financial planning services.

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

ITEM 2.    DESCRIPTION OF PROPERTY

We operate five full-service banking facilities. We own our two Oak Ridge branch facilities and lease our current operating Knoxville location. We lease both the building and property of our Knoxville Farragut location and lease the land for our Cedar Bluff location while owning the building. Additionally, we currently lease space in Maryville, Tennessee, Blount County awaiting the completion of a permanent branch location anticipated to open by mid-year 2007.

The main office is located at 401 S. Illinois Avenue in Oak Ridge. The 15,000 square foot facility sits on approximately three acres and offers full service banking including ATM, safe deposit, night depository and drive-thru services. The main office also houses the operations and bookkeeping department, credit administration, and most other administrative functions.

Our Jackson Square office is located at 900 Oak Ridge Turnpike in Oak Ridge. This 2,000 square foot facility offers full service banking including ATM, safe deposit, night depository, and drive-thru services.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

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

The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1, “Description of Business – Payment of Dividends.” The Company did not pay a dividend in 2006. We paid a dividend of $0.15 per share on January 15, 2007. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividend would be or whether dividends would continue in future periods.

The following table provides information about our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by shareholders	97,200	$11.76	116,412
Equity compensation plans not approved by shareholders	0	NA	0
Total	97,200	$11.76	116,412

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

We achieved net income of $782,000 for 2006 compared to $935,000 for 2005, a decrease of 16%. On a per share basis, we earned $0.64 per common share in 2006 compared to $0.88 per common share in 2005. The decrease in net income for 2006 can primarily be attributed to increases in interest expense and non interest expenses. Interest expense increased to $5.1 million in 2006 compared to $3.2 million in 2005. Non-interest expense increased $1.3 million from 2005. The increase in non-interest expense is primarily related to growth in overhead brought on by the growth in assets of the Bank and expenses related to overall growth and expansion strategies. Offsetting the increase in interest expense was an increase of $2.7 million in interest income aided by a rising rate environment. Non interest income slightly improved with a $95,000 increase in 2006. Net interest income increased $809,000, or 14%, in 2006 compared to 2005 primarily as a result of growth in earning assets, particularly loans and Federal Funds Sold.

The table below presents certain key ratios.

	2006	2005
Return on Average Assets	0.48%	0.67%
Return on Average Equity	6.74%	8.36%
Dividend Payout Ratio	0.00%	16.04%
Average Equity to Average Assets	7.10%	8.06%

Earning Assets, Sources of Funds and Net Interest Income

Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2006 and 2005.

Schedule II Average Balances, Interest and Rate/Yield
	2006			2005
	Average Balance(1)	Interest	Average Yield/Rate	Average Balance (1)	Interest	Average Yield/Rate
Assets
Federal funds sold	$ 5,890	$ 289	4.91%	$ 6,353	$ 201	3.16%
Investment securities:
Available for sale:
Taxable	12,422	515	4.15%	10,696	364	3.40%
Tax exempt	6,837	310	4.52%	6,279	302	4.81%
FHLB Stock	619	35	5.68%	587	27	4.60%
Gross loans, including fees	128,389	10,341	8.05%	107,315	7,883	7.35%
Total interest earning
assets	154,157	$11,490	7.45%	$131,230	$ 8,777	6.69%
All other assets	10,781			9,072
Less:
Reserve for loan losses	1,492			1,317
Unearned fees and interest	135			135

Total assets	$163,311			$138,850

(continued)

	2006			2005
	Average Balance(1)	Interest	Average Yield/Rate	Average Balance (1)	Interest	Average Yield/Rate
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Time deposits	$81,536	$ 3,678	4.51%	$60,422	$ 2,054	3.40%
Other deposits	45,222	881	1.95%	46,097	671	1.46%
FHLB advances and repurchase agreements and other	10,860	534	4.92%	10,896	464	4.26%
Total interest-bearing liabilities	137,617	$ 5,093	3.70%	117,415	$ 3,189	2.72%
Non-interest bearing deposits	13,008			10,850
Cost of funds			3.38%			2.49%
All other liabilities	927			893
Shareholders' equity	11,592			9,686
Unrealized gain (loss) on
available for sale
securities	166			6
Total liabilities and
shareholders' equity	$163,311			$138,850

Net interest spread			4.07%			4.20%

Net interest margin			4.15%			4.26%

(1)	Average Balances were computed averaging daily balances for the time specified.

As seen from Schedule II, average interest-earning assets grew $22.9 million or 17% during 2006 as compared to 2005.  The primary component of growth in average interest- earning assets was loans, which grew $21.1 million or 20% in 2006 as compared to 2005. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank Stock) increased approximately $2.3 million in 2006 as compared to 2005, while average federal funds sold declined approximately $463,000 in 2006 as compared to 2005.

Average interest-bearing liabilities grew $20.2 million or 17% in 2006 as compared to 2005. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank, which we refer to as the “FHLB,” and other borrowings. During 2006, average total deposits grew $20.2 million or 19% as compared to 2005. The majority of the average deposit growth during 2006 came from other time deposits, which include certificates of deposits. The notable increase in time deposits is primarily due to several deposit promotional programs.

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

Schedule III Rate Volume Analysis (in Thousands)

	2006 vs 2005 Increase (decrease) due to change in
	Average Balance	Rate/Yield	Total
Interest income:
Federal funds sold	$(13)	$101	$88
Securities available for sale	72	87	159
FHLB stock	1	6	7
Loans, including fees	1,655	803	2,458
Total interest income	1,715	997	2,712

Interest expense:
Interest-bearing deposits	827	1,007	1,834
FHLB advances, repurchase agreement and other	(2)	72	70
Total interest expense	825	1,079	1,904

Net change in net interest income	$890	$(82)	$808

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

Non-interest income increased approximately $77,000 or 9% in 2006 as compared to 2005 due primarily to increases in fees on loans sold, service charges on demand deposits, and other income. Fees on loans sold increased approximately $27,000 during 2005 as compared to 2004. The increase was the result of a continued volume of mortgage refinancing driven by steady favorable mortgage rates. Service charges on demand deposits increased approximately $20,000 during 2005 as compared to 2004 due primarily to an increase in the volume of our deposit accounts and increased ATM fees for non-customers. Other income increased approximately $45,000 during 2005 as compared to 2004 due primarily to investment fee income.

Non-Interest Expense

Non-interest expense increased approximately $1.3 million, or 29%, during 2006 as compared to 2005. This increase is mainly the result of expansion initiatives which necessitates growth in non-interest expense to support safe and sound asset growth. Five categories of non-interest expense had increases of more than 20% from 2005 including salaries and employee benefits, net occupancy expense, data processing fees, legal and professional fees, and loan expense. Salaries and employee benefits increased $579,000, or 27%, in 2006 compared to 2005. This increase was a result of the hiring of additional personnel to enhance loan growth and expansion strategies. Net occupancy expense increased $260,000, or 48%, in 2006 compared to 2005. This increase was a result of our addition of two new locations at year-end 2005. Data processing fees increased $109,000, or 28%, in 2006 compared to 2005. This increase was a result of expenses associated with network enhancement, maintenance, and processing costs for greater volumes of items due to expansion. Legal and professional fees increased $53,000, or 43%, in 2006 compared to 2005. This was primarily due to increased costs associated with regulatory compliance issues of being a publicly held company. Loan expense increased $149,000, or 69%, in 2006 compared to 2005. This increase was a direct result of the increased loan volume experienced in 2006.

All other categories were below a 20% increase level. Furniture and equipment depreciation and maintenance expense increased $24,000 to $241,000. Advertising and promotion increased $19,000 to $144,000. Office supplies and postage increased $13,000 to $193,000. Other expenses increased $82,000 to $493,000. Directors fees decreased $2,000 to $115,000.

Non-interest expense increased approximately $449,000 or 11% during 2005 as compared to 2004. This increase is mainly the result of two new branch locations which necessitates growth in non-interest expense to support safe and sound asset growth. One category of non-interest expense had an increase of more than 20% from 2004. Data processing fees increased $102,000, or 35%, in 2005 compared to 2004. This increase was mainly due to expenses associated with network enhancement, maintenance, and processing fees for greater volumes of items due to growth factors. Salaries and employee benefits totaled $2.2 million, representing an increase of $239,000. Occupancy costs equaled $542,000, representing an increase of $78,000. Furniture and equipment depreciation and maintenance costs totaled $217,000, an increase of $19,000. Other expenses increased $62,000 over 2004.

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

Loan Losses and Credit Risk

The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management’s evaluation of the loan portfolio under current economic conditions, and other factors based on management’s knowledge of the current loan portfolio. The balance of the allowance for loan losses was $1,577,000, or 1.10%, of gross loans outstanding at December 31, 2006. During 2006, the loan loss provision totaled $471,000, a decrease of approximately $80,000 as compared to 2005.  The net charge-off ratio decreased to 0.23% from 2005 and steady loan growth continued, required reserve allocations were alleviated by the payoff of certain classified assets, which were reserved at a higher allocation than loans which are not classified. As of December 31, 2006, management’s review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

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

Schedule IV Analysis of Loan Loss Reserve (in Thousands)

	Year Ended December 31,
	2006	2005

Balance at beginning of period	$1,406	$1,271
Charge-offs:
Commercial, financial and agricultural	16	2
Real estate – mortgage	96	240
Installment – consumer	168	205
Other	61	-
Total charge-offs	341	447

Recoveries:
Commercial, financial and agricultural	12	-
Real estate – construction	-	-
Real estate – mortgage	-	-
Installment – consumer	29	30
Other	1	1
Total recoveries	42	31

Net charge-offs	299	416
Provision for loan losses	471	551

Balance at the end of period	$1,578	$1,406

Ratio of net charge-offs to average loans outstanding	0.23%	0.39%

Schedule V Allocation of Loan Loss Reserve (in Thousands)

	2006		2005
	$ Allocation	% Allocation	$ Allocation	% Allocation

Commercial, financial and agricultural	$ 450	35%	$ 592	42%
Real estate - construction	30	2%	22	2%
Real estate - mortgage	644	51%	577	41%
Installment - consumer	316	12%	215	15%
Other	-	0%	-	0%

Total	$ 1,577		$ 1,406

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
____________________
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

Non-accrual loans increased to approximately $326,000 as of December 31, 2006 compared to $283,000 as of December 31, 2005. While there is a slight increase noted in the amount of non-accrual loans compared to December 31, 2005, the level of non-accrual loans compared to outstanding net loans is comparable to the prior year end.  Of the loans in non-accrual status as of December 31, 2005, approximately $12,000 were charged off during 2006. Additionally, approximately $1.8 million were added to non-accrual status during 2006.  Approximately $1.4 million were removed from non-accrual status because of improvement in performance, paydowns, payoffs, charge-offs, restructuring, or foreclosure.  Non-accrual loans as of December 31, 2006 includes $53,000 in loans that were non-accrual as of December 31, 2005.  There were two loans totaling $19,000 that were over 90 days and still accruing interest as of December 31, 2006.  It is our policy to place loans on non-accrual after they reach 90 days past due unless the loan is well collateralized.

Net charge-offs decreased to $299,000 during 2006 as compared to $416,000 in 2005. The ratio of net charge-offs to average loans was 0.23% for 2006 and 0.39% for 2005. Decreased charge-offs were primarily achieved due to our ability to obtain above average quality of assets and internal credit administration procedures.

Loans increased $32.9 million to $141.3 million as of December 31, 2006 as compared to December 31, 2005. Management attributes this continued growth to a still rather favorable interest rate environment, aggressive growth strategies in the Knoxville and Maryville markets and the strong effort of our lending personnel. The primary categories of growth were construction and land development, commercial and industrial, and consumer loans.

Schedule VII Loans by Type (in Thousands)

	December 31,
	2006	2005
Loans secured by real estate:
Commercial properties	$15,778	$15,209
Construction and land development	36,561	25,610
Residential and other properties	41,444	36,143
Total loans secured by real estate	93,793	76,962

Commercial and industrial loans	23,308	18,510
Consumer loans and other	25,879	14,407
	142,980	109,879
Less: Allowance for loan losses	(1,578)	(1,406)
Unearned loan fees	(140)	(127)

	$141,262	$108,346

Investment Securities

Investment securities were $20.2 million as of December 31, 2006 compared to $18.7 million as of December 31, 2005. At December 31, 2006 and 2005, all of our investment securities were classified available for sale. During 2006, $6.1 million in available for sale securities were purchased as compared to $10.3 million in purchases of available for sale securities in 2005. Maturities, calls and principal payments received from mortgage-backed securities totaled $3.5 million in 2006 and $1.8 million in 2005. Proceeds from the sale of available for sale securities totaled $1.1 million, with gross gains on these sales of $23,000 and gross losses of $0. Proceeds from the sale of available for sale securities in 2005 totaled $4.3 million, with gross gains on the sales of $22,000 and  gross losses of $16,000. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The unrealized loss on available for sale securities was $110,000 at December 31, 2006 compared to $176,000 at December 31, 2005. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

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

Schedule VII Maturities of Securities at December 31, 2006 (Dollars in Thousands)

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury Securities and
Obligations of U.S. Government
corporations and agencies	$1,244	4.31%	$3,704	4.16%	$1,481	3.92%
Mortgage-backed and related
securities	17	7.79%	280	4.27%	667	4.16%
Obligations of State and political
subdivisions	100	5.67%	760	6.35%	1,544	4.46%

Total debt securities	$1,361	4.45%	$4,744	4.52%	$3,692	5.40%

	Due After Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury Securities and
Obligations of U.S. Government
corporations and agencies	$218	6.23%	$6,647	4.52%
Mortgage-backed and related
securities	5,561	5.15%	6,525	5.11%
Obligations of State and political
subdivisions	4,580	5.80%	6,984	5.81%

Total debt securities	$10,359	5.46%	$20,156	5.19%

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

Schedule IX Interest Rate Sensitivity Analysis (in Thousands) As of December 31, 2006

	Within 3 Months	3 Months to 1 year	1 to 5 Years	After 5 Years	Yield
Earning assets:
Loans	$61,126	$11,946	$68,404	$2,292	$143,768
Investment securities	916	2,486	6,567	10,187	20,156
Federal funds sold	11,941	-	-	-	11,941
Total earning assets	73,983	14,432	74,971	12,479	175,865

Interest-bearing liabilities:
Interest-bearing deposits	61,958	65,621	11,830	-	139,409
FHLB advances	1,000	1,000	10,500	-	12,500
Federal funds purchased	-	-	-	-	-
Other borrowings	491	-	-	-	491
Total interest-bearing liabilities	63,449	66,621	22,330	-	152,400

Repricing gap	10,534	(52,189)	52,641	12,479	12,479
Repricing gap as a percentage of earning assets	6.0%	-29.7%	29.9%	7.1%
Cumulative repricing gap	10,534	(41,655)	10,986	23,465	23,465
Cumulative repricing gap as a percentage of
earning assets	6.0%	-23.7%	6.2%	13.3%

Management has made the following assumptions in this interest rate sensitivity analysis:
1.	Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.
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

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm                                                 26
Report of Independent Registered Public Accounting Firm                                         27
Consolidated Balance Sheets as of December 31, 2006 and 2005                                         28
Consolidated Statements of Income for the Years ended December 31, 2006 and 2005                        29
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2006 and 2005                               30
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2006 and 2005               31
Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005                                                    32
Notes to Consolidated Financial Statements                                                                                                                                   34

DIXON HUGHES
Certified Public Accountants and Advisors

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
April 2, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders
Tennessee Valley Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Tennessee Valley Financial Holdings, Inc. and subsidiary (the "Company") as of December 31, 2005, and the related statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pugh & Company, P.C.

Knoxville, Tennessee
January 27, 2006

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Assets
Cash and due from banks	$3,226	$3,414
Federal funds sold	11,941	8,338
Cash and cash equivalents	15,167	11,752

Investment securities available for sale, at fair value	20,156	18,721
Loans held for sale, at fair value	788	1,048
Loans, net	141,263	108,346
Federal Home Loan Bank stock, at cost	634	598
Premises and equipment, net	5,132	5,008
Accrued interest receivable	1,119	847
Deferred income tax benefit	278	310
Foreclosed real estate	507	-
Prepaid expenses and other	1,468	331
Total assets	$186,512	$146,961

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing	$13,944	$11,864
Interest-bearing	139,408	112,969
Total deposits	$153,352	$124,833

Borrowings	15,060	11,053
Accrued interest payable	1,245	750
Other liabilities	355	319
Total liabilities	170,012	136,955

Shareholders' equity:

Common stock, par value $1, authorized 2,000,000 shares; issued and outstanding, 1,500,700 and 538,985 shares at December 31, 2006 and 2005, respectively	1,501	539

Capital in excess of par value	11,319	6,610
Retained earnings	3,750	2,968
	16,570	10,117
Accumulated other comprehensive loss	(70)	(111)
Total shareholders' equity	16,500	10,006
Total liablilities and shareholders' equity	$186,512	$146,961

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Interest income:
Loans (including fees)	$10,341	$7,883
Investment securities	860	693
Federal funds sold	289	201
Total interest income	11,490	8,777

Interest expense:
Deposits	4,559	2,725
Borrowings	534	464
Total interest expense	5,093	3,189

Net interest income	6,397	5,588

Provision for loan losses	471	551

Net interest income after provision for loan losses	5,926	5,037

Non-interest income:
Service charges on demand deposits	422	405
Fees on loans sold	386	371
Net gain on sales of investment securities available for sale	23	6
Other	167	121
Total non-interest income	998	903

Non-interest expense:
Salaries and employee benefits	2,752	2,173
Occupancy costs	802	542
Furniture and equipment depreciation and maintenance	241	217
Data processing fees	502	393
Office supplies and postage	193	180
Advertising and promotion	144	125
Legal and professional	176	123
Director’s fees	115	117
Loan expense	366	217
Other	493	431
Total non-interest expense	5,784	4,518

Interest before income taxes	1,140	1,422

Income taxes	358	487

Net income	$782	$935

Earnings per share:
Basic	$0.64	$0.88

Diluted	$0.63	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Net income	$782	$935

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale	88	(245)
Reclassification adjustment for net gains included in net income	(23)	(6)
Income taxes associated with realized and unrealized gains/losses oninvestment securities available for sale	(24)	93
Other comprehensive income (loss), net of tax	41	(158)

Comprehensive income	$823	$777

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders' Equity

Balance, January 1, 2005	$534	$6,491	$2,183	$47	$9,255

Net income	--	--	935	--	935
Other comprehensive loss	--	--	--	(158)	(158)
Case dividends paid	--	--	(82)	--	(82)
Issuance of common stock for director's fees in lieu of cash.	1	23	--	--	24
Stock dividends issued through dividend reinvestment plan	2	66	(68)	--	--
Common stock options exercised (2,020 shares at $16 per share)	2	30	--	--	32

Balance, December 31, 2005	539	6,610	2,968	(111)	10,006

Net income	--	--	782	--	782
Other comprehensive loss	--	--	--	414	41
Stock split (2 for 1)	541	(541)	--	--	--
Issuance of common stock for director's fees in lieu of cash	5	94	--	--	99
Proceeds from common stock offering	416	5,078	--	--	5,494
Stock-based compensation	--	72	--	--	72
Common stock options exercised (380 shares at $16 per share)	--	6	--	--	6

Balance, December 31, 2006	$1,501	$11,319	$3,750	$(70)	$16,500

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Cash flows from operating activities:
Net income	$782	$935

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	471	551
Depreciation	301	240
Deferred income tax benefit	8	52
Increase (decrease) in unearned loan fees	12	(10)
Net amortization of premiums and discounts on investment securities	25	40
FHLB stock dividends	(35)	(27)
Net gain on sales of investment securities available for sale	(23)	(6)
Fees on loans sold	(386)	(371)
Gain on sales of foreclosed real estate	--	24
Stock based compensation	172	--
Net (increase) decrease in:
(Increase) decrease in loans held for sale	646	182
(Increase) decrease in accrued interest receivable	(272)	(174)
(Increase) decrease in prepaid expenses and other	(160)	(130)
Net increase (decrease) in:
Decrease in prepaid income taxes	102	(89)
Decrease in accrued interest payable	495	395
Increase (decrease) in accrued income taxes	71	--
Increase in other liabilities	(11)	58
Total adjustments	1,416	734
Net cash provided by operating activities	2,198	1,669

Cash flows from investing activities:
Investment securities available for sale:
Sales	1,106	4,270
Purchases	(6,089)	(10,379)
Maturities	500	--
Principal repayments received	3,111	1,856
Net increase in loans	(33,907)	(7,694)
Proceeds from sales of loans	(425)	(1,079)
Purchases of land for future development	(1,104)	--
Proceeds from sales of foreclosed real estate	--	346
Net cash provided by (used in) investing activities	(36,808)	(12,679)

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006 and 2005
(amounts in thousands, except share and per-share data)

	2006	2005
Cash flows from financing activities:
Net Increase (decrease) in deposits	$28,519	$20,034
Net Increase in securities sold under agreements to repurchase	30	(80)
Net Increase in federal funds purchased	--	(375)
Net Increase in advances from Federal Home Loan Bank	4,000	(1,200)
Decrease in obligation under capital lease	(23)	(22)
Proceeds from subordinated debentures	--	2,062
Cash dividends paid	--	(82)
Proceeds from issuance of common stock	5,499	56
Net cash provided by (used in) financing activities	38,025	20,393

Net increase (decrease) in cash and cash equivalents	3,415	9,383
Cash and cash equivalents at beginning of year	11,752	2,369

Cash and cash equivalents at end of year	$15,167	$11,752

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,598	$2,794
Income taxes	$314	$515

Supplementary disclosures of noncash investing and financing activities:
Acquisition of foreclosed real estate	$507	$35
Issuance of common stock through dividend reinvestment plan	$0	$68
Change in unrealized gain/loss on investment securities available for sale	$65	$(250)
Change in deferred taxes associated with unrealized gain/loss on investment securities available for sale	$24	$(93)
Change in net unrealized gain/loss on investment securities available for sale	$41	$(157)

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

Cash Flows – Cash and cash equivalents, includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit, and other borrowing transactions.

Securities Available for Sale – In accordance with SFAS No. 115, these securities are carried at fair value based on quoted market prices for securities that are marketable. These securities may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Any unrealized gain or loss is reported in the statements of comprehensive income, net of any deferred tax effect.

Realized gains and losses on the sales of investment securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.

Federal Home Loan Bank Stock, at Cost – The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. The amount of the investment is in part based on the Bank’s amount of borrowings from the FHLB. The investment in FHLB stock is carried at cost which approximates fair value based on the stock redemption provisions of the FHLB.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition of Interest on Loans– Interest on loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses– The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees– Loan fees on long-term real estate loans, net of initial direct costs related to initiating and closing the loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Loans Held for Sale– Loans held for sale are stated at book value, which approximates fair value.

Premises and Equipment– Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis.  Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years.  Leasehold improvements are amortized over the lesser of the life of the asset or lease term.

Repurchase Agreements – Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Advertising and Promotion– Advertising and promotion costs are expensed as incurred.

Income Taxes– Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and other book income versus taxable income reporting differences. The deferred tax assets and liabilities, which are recorded net of a valuation allowance, represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 10 for additional information.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Stock- Based Compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004).  “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method.  According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards.  For the year ended December 31, 2006 stock option expense of $72 was recorded in the income statement in net income.  There is no tax effect for this stock option expense because all of the options issued were Incentive Stock Options (“ISO’s”).  As of December 31, 2006, the Company had $41 of unrecognized stock option expense which will be recognized over 2 years.

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

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year ended December 31, 2005:

For the year ended December 31, 2005
Net Income, as reported	$935
Less:
Total stock-based employee compensation expense determined underfair value based method for all awards, net of related tax effects	(33)
Pro forma net income	$902
Earnings per share:
Basic - as reported	$0.88
Basic - pro forma	$0.85
Diluted - as reported	$0.87
Diluted - pro forma	$0.84

Loan Commitments and Related Financial Instruments – Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as standby letters of credit are considered financial guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45. The fair value of these financial guarantees is not material.

Earnings Per Common Share – Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. Comprehensive income is presented in the consolidated statements of changes in shareholders’ equity.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

New Accounting Pronouncements – In December 2004 FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective January 1, 2006, resulting in additional compensation expense of $72 for the year ended December 31, 2006.

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair value of securities are as follows:

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
Obligations of U.S. government corporations and agencies	$6,709	$7	$(64)	$6,648
Mortgage-backed and related securities	6,596	14	(89)	6,524
Obligations of states and political subdivisions	6,961	54	(32)	6,984
Total securities available for sale	$20,266	$75	$(185)	$20,156

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2005
Obligations of U.S. government corporations and agencies	$6,263	$3	$(116)	$6,150
Mortgage-backed and related securities	5,876	14	(66)	5,824
Obligations of states and political subdivisions	6,758	63	(74)	6,747
Total securities available for sale	$18,897	$80	$(256)	$18,721

The amortized cost and estimated fair value of debt securities as of December 31, 2006, by contractual maturity, are as follows:

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,350	$1,344
Due after one year through five years	4,503	4,464
Due after five years through ten years	3,022	3,025
Due after ten years	4,795	4,798
	13,670	13,631
Mortgage-backed and related securities	6,596	6,525
	$20,266	$20,156

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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized losses	Fair Value	Gross Unrealized losses	Fair Value	Gross Unrealized losses
December 31, 2006:
Obligations of U.S. government corporation and agencies	$1,250	$(2)	$4,945	$(62)	$5,940	$(64)
Mortgage-backed and related securities	1,451	(13)	3,767	(76)	5,218	(89)
Obligations of states and political subdivisions	758	(11)	2,051	(21)	2,809	(32)

Total temporarily impaired securities	$3,459	$(26)	$10,763	$(159)	$13,967	$(185)

December 31, 2005:
Obligations of U.S. government corporation and agencies	$4,424	(74)	$1,536	(42)	$5,960	$(116)
Mortage-backed and related securities	3,271	(28)	1,270	(39)	4,542	(66)
Obligations of states and political subdivision	2,672	(57)	852	(16)	3,523	(74)

Total temporarily imparied securities	$10,367	$(159)	$3,658	$(97)	$14,025	$(256)

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

At December 31, 2006, the 34 debt securities with unrealized losses have depreciated 1.1% from the Bank’s amortized cost basis. These securities are guaranteed by either the U.S. Government corporations and agencies or other local governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, Blount, and Roane County areas. A summary of loans as of December 31, 2006 and 2005 is as follows:

Loans secured by real estate:	2006	2005
Commercial properties	$15,788	15,209
Construction and land development	36,561	25,610
Residential and other properties	41,444	36,143
Total loans secured by real estate	93,793	76,962
Commercial and industrial loans	23,308	18,510
Consumer loans and other	25,879	14,407
	142,980	109,879

Less: Allowance for loan losses	(1,577)	(1,406)
Unearned loan fees	(140)	(127)
	$141,263	$108,346

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

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates. Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection. Loans to executive officers, directors, and their affiliates are as follows:

	2006	2005
Loans at beginning of year	$1,092	$1,484
Disbursements	493	811
Repayments	(1,304)	(1,203)
Loans at end of year	$281	$1,092

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The transactions in the allowance for loan losses are as follows:

	2006	2005
Balance, beginning of year	$1,406	$1,271
Charge-offs	(341)	(447)
Recoveries	41	31
Provision-charged to expense	$471	$551
Balance, end of year	$1,577	$1,406

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

NOTE 5 – PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	2006	2005
Land	$1,198	$1, 198
Buildings	3,461	3,470
Leasehold improvements	123	123
Furniture, fixtures, and equipment	1,575	1,336
Construction in progress	196	0
	6,553	6,127
Less accumulated depreciation	(1,421)	(1,119)
	$5,132	$5,008

Included in Buildings above is $776 for the capitalized costs of leases for branches considered an asset under capital lease (see Note 14). In addition, related leasehold improvements of the branches totaled $123. Depreciation expense related to the assets under capital leases was $39 in 2006 ($38 in 2005).

NOTE 6 – ACCRUED INTEREST RECEIVABLE

A summary of accrued interest receivable is as follows:

	2006	2005
Securities	$171	$169
Loans	948	678
Total	$1,119	$847

Note 7 – Deposits

A summary of deposits is as follows:

	2006	2005
Noninterest-bearing demand accounts	$13,944	$11,864

Intrest-bearing accounts
Demand accounts	37,191	42,064
Savings accounts	3,729	3,323
Term deposits:
Less than $100,000	56,555	41,660
$100,000 or more	41,933	25,922
Total interest-bearing accounts	139,408	112,969
Total deposits	$153,352	$124,833

As of December 31, 2006, the scheduled maturities of term deposits are as follows:

2007	$86,621
2008	6,463
2009	1,694
2010	2,509
2011 and thereafter	1,200
$98,487

The aggregate amount of deposits of executive officers and directors of The Company and their related interests was approximately $3.6 million at year-end 2006 .

NOTE 8 – BORROWINGS

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

NOTE 8 – BORROWINGS (Continued)

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
				$12,500

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 8 – BORROWINGS (Continued)

Obligation Under Capital Lease

The present value of the Bank’s minimum lease payments under capital lease was $195 at December 31, 2006 ($217 at December 31, 2005). See Note 14.

NOTE 9 - INTEREST EXPENSE

A summary of interest expense is as follows:

	2006	2005
Demand deposits	$881	$671
Term deposits	3,678	2,054
FHLB advances	384	352
Subordinated debentures	135	95
Capital lease obligations	7	8
Repurchase agreements and federal funds purchased	8	9
Total interest expense	$5,093	$3,189

NOTE 10 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

	2006		2005
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal income tax at statutory rate	$388	34.0%	$483	34.0%
Tax exempt interest and dividents	(91)	(8.0)	(79)	(5.5)
State income tax and other, net	61	5.4	83	5.8
	$358	31.4%	$487	34.3%
Income taxes consist of:
Current federal	$286		$348
Current state	64		87
Deferred federal	6		42
Deferred state	2		10
	$358		$487

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 10 - INCOME TAXES (Continued)

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$506	$467
Deferred Loan Fees	57	52
Unrealized holding losses on securities available for sale	43	65
Organizational costs	1	5
Total deferred tax assets	607	589

Deferred tax liabilities
Depreciation	166	152
FHLB stock dividends	77	62
Discount accretion	20	12
Capitalized lease	32	23
Prepaid items	20	15
State tax	14	15
Total deferred tax liabilities	329	279
Net deferred tax assets	$278	$310

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

The Bank's actual capital amounts and ratios are also presented in the table. All amounts are in thousands of dollars.

	Actual		To Comply With Absolute Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$19,784	13.4%	$11,807	8.0%	$14,759	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$18,207	12.3%	$5,903	4.0%	$8,855	6.0%
Tier 1 Capital (to Average Assets)	$18,207	10.1%	7,233	4.0%	$9,042	5.0%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$13,340	11.9%	9,005	8.0%	$11,256	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$9,060	10.6%	4,502	4.0%	$6,754	6.0%
Tier 1 Capital (to Average Assets)	$9,060	8.4%	5,691	4.0%	$7,114	5.0%

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

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company. The board of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares for which each option shall be granted. Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company's common stock on the date the option is granted. The board of directors reserved 38,950 shares of common stock for issuance during the term of the plan. All options have been awarded under the plan. The options awarded vest over a four-year period and have an exercise price which was equal to the fair value of the stock on the date the options were granted. In 2006, options for 380 (760 shares adjusted for 2-for-1 stock split) shares were exercised (options for 380 shares (760 shares adjusted for 2-for-1 stock split) were exercised [options for 2,120 shares (4,240 adjusted for 2-for-1 stock split) have been exercised in total in prior years].

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

	Option	Price	Option	Price
Outstanding at beginning of year	107,960	$11.84	31,000	$8.11
Granted	0	0.00	88,000	13.00
Exercised	(760)	8.00	(4,040)	8.00
Rescinded	0	0.00	(1,500)	9.75
Forfeited	(10,000)	13.00	(5,500)	12.70
Outstanding at end of year	97,200	$11.76	107,960	$11.85

Options exercisable at year end	67,200	$11.20	56,960	$10.81
Weighted-average fair value of options granted during the year	0		$1.43

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

NOTE 14 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

Basic earnings per share	2006	2005
Net income	$782	$933
Weighted average common shares outstanding	1,214	1,070
Basic earnings per share	$0.64	$0.88

Diluted earnings per share	2006	2005
Net income	$782	$935
Weighted average common shares outstanding	1,214	1,070
Add: Dilutive effects of assumed conversions and exercise of stock options	13	3
Weighted average common and dilutive potential common shars outstanding	1,227	1,073
Diluted earnings per share	$0.63	$0.87

No stock options were excluded from the earnings per share calculation for 2006 or 2005.

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

The following is a schedule of future minimum rental payments required under al lnoncancellable operating and capital leases as of December 31, 2006:

	Capital Lease	Operating Leases	Total
2007	30	96	126
2008	33	79	112
2009	36	79	115
2010	36	79	115
2011	36	79	115
Thereafter	51	583	634
Total minimum lease payments	222	$ 995	$ 1,217
Less amount representing interest	27
Present value of minimum lease payments	$ 195

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The recorded book value and estimated fair value of the Bank's financial instruments are as follows:

	2006		2005
	Recorded Book Value	Estimated Fair Value	Recorded Book Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$15,167	$15,167	$11,752	$11,752
Securities available for sale	$20,156	$20,156	$18,721	$18,721
Loans held for sale	$788	$788	$1,048	$1,048
Net loans	$141,263	$143,270	$108,346	$107,984

Financial Liabilities:
Deposits	$153,352	$154,231	$124,833	$124,879
Securities sold under agreements to repurchase	$303	$303	$274	$274
Advances from Federal Home Loan Bank	$12,500	$12,504	$8,500	$8,564
Subordinated debentures	$2,062	$2,226	$2,062	$2,227
Obligation under capital lease	$195	$195	$217	$217

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows:

	As of December 31,
	2006	2005
Assets
Cash in bank	$264	$72
Investment in common stock of TnBank	18,114	11,824
Other assets	184	172
Total Assets	$18,562	$12,068

Liabilities - Subordinated Debentures	$2,062	$2,062

Shareholders' Equity:
Common stock	1,501	539
Capital in excess of par value	11,319	6,610
Retained Earnings	3,680	2,857
Total Shareholders' Equity	16,500	10,006
Total Liabilities and Shareholders' Equity	$18,562	$12,068

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005
Income-Dividends from TNBANK	$--	$213
Operating expenses	321	206
Income before income tax benefit and equity in undistributed net income of TNBank	(321)	7
Income tax benifits	123	82
Equity in undistributed net income of TNBank	980	846
Net Income	$782	$935

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$782	$935
Adjustments to reconcile net income to net cash
Provided by (Used in) Operating Activities:
Equity in undistributed net income of TNBank	980	846
(Increase) Decrease in other assets	(12)	(144)
Stock based compensation	172	24
Total adjustments	(820)	(966)
Net cash provided by (used in) operating activities	(38)	(31)

Cash flows from investing activities:
Capital investment in TNBank	(5,269)	(2,000)

Cash flows from financing activities:
Purchase and retirement of common stock	--	--
Proceeds from issuance of common stock	5,498	32
Proceeds from subordinated debentures	--	2,062
Cash dividends paid	--	--
Net cash provided by (used in) financing activities	5,498	2,012

Net Change in Cash and Cash Equivalents	191	(19)
Cash and Cash Equivalents, Beginning of Year	73	91
Cash and Cash Equivalents, End of Year	$264	$72

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

By: /s/Thomas E. Tuck
 Thomas E. Tuck
 President and CEO
Date:  January 16, 2008