Form 10KSB
period 2007-12-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-03-31
CIK 1175158

     United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                                    For the Fiscal Year ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                        For the Transition Period From _________To ________

Commission File Number 000-49863

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issue as specified in charter)

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R S. Employer Identification No.)

401 South Illinois Avenue Oak Ridge, TN	37830
(Address of Principal Executive Offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to items 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐   No  ☒

The registrant’s revenues for the most recent fiscal year were $14,557,000.

At March 31,2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,749,696.

As of March 31,2008, registrant had 1,510,431 shares of its $1.00 par value common stock outstanding.

Documents Incorporated by Reference: Proxy Statement related to 2008 Annual Meeting of Shareholders.

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

The Bank commenced operations as a state chartered bank on May 30, 1995. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not currently a member of the Federal Reserve System. The Bank has its main office, located in Oak Ridge, and four branch locations, one in Oak Ridge, two located in Knoxville and one located in Maryville.

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

We offer a wide variety of competitive retail and commercial banking services. We offer deposit services including various types of checking, savings, money market, certificate of deposit and individual retirement accounts. Our lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans and lines of credit, credit cards, real estate construction and various types of customized commercial loans to small and medium sized businesses and professionals. We also offer safe deposit box, automated teller machine (ATM) services, and drive-thru services at all branch locations.  We provide VISA credit cards and are a merchant depository for their credit card drafts. We also offer banking services for our customers on the internet at our World Wide Web address, www.tnbank.net. Customers enrolled in the internet banking product can check balances and activity for their deposit and loan accounts, transfer funds between accounts, pay bills electronically, and access other typical internet banking services. We have trust powers but do not have a trust department presently. We offer retail investment services through a broker/dealer relationship with Linsco/Private Ledger Corporation. These services include brokerage transactions in common stocks, mutual funds and bonds, as well as financial planning services.

The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions, which we refer to as the “TDFI” and the Federal Deposit Insurance Corporation, which we refer to as the “FDIC.”

The Company’s principal executive offices are located at the Bank, at 401 S. Illinois Avenue, Oak Ridge, Tennessee, 37830, and its phone number is (865) 483-9444.

Market Area

Our primary service area encompassing Anderson, Roane, Knox and Blount Counties, includes the cities of Oak Ridge in Anderson and Roane Counties, Clinton in Anderson County and Knoxville and Farragut in Knox County, and Maryville and Alcoa in Blount County. Oak Ridge has long been known for its intellectual resources and strong educational system. The city has been long recognized as a research center, in a large part due to the Oak Ridge National Laboratory and the United States Department of Energy facilities that began during the Manhattan Project. Oak Ridge’s population has remained at around 28,000 for several years. Much of the Oak Ridge economy is related to the federal facilities located here associated with the United States Department of Energy. This makes the Oak Ridge economy somewhat more reliant upon federal budget appropriations, political decisions and international events than typical economic factors. During the early 1990’s, these facilities saw reductions in their workforce but recently have had steadier levels of employment.

Employees

At December 31, 2007 we had 59 full-time employees and seven part-time employees. Our employees are not represented by any union or other collective bargaining agreement and we believe our employee relations are satisfactory.

Loan Activities

General. Our primary business emphasis is on making commercial business, commercial real estate and consumer loans. As of December 31, 2007, the net loan portfolio totaled $146.0 million, or 72% of total assets.

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

The maximum amount which we could have loaned directly to any one borrower as of December 31, 2007, was approximately $4.6 million. Our largest loan relationship is $2.4 million consisting of several loans secured by commercial real estate and residential real estate, which were made prior to December 31, 2007.

Interest rates charged on loans are affected principally by competitive factors, the demand for loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

       Residential Real Estate Loans. We currently originate fixed-rate residential mortgage loans and adjustable rate mortgage loans for terms of up to 30 years. As of December 31, 2007, $47.7 million or 33% of the total loan portfolio consisted of one-to-four family residential real estate loans. As of this date, approximately $26.3 million, or 55% of these loans were adjustable rate mortgage loans.

Consumer Loans. We make various types of consumer loans, including automobile and boat loans, but primarily home equity loans. We originate consumer loans to provide a range of financial services to customers and create stronger ties to our customers. In addition, the shorter term and normally higher interest rates on these loans help maintain a profitable spread between our average loan yield and our cost of funds. The terms of consumer loans generally range from one to five years. Underwriting standards for consumer loans include an assessment of the applicant's repayment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Consumer loans generally involve more credit risks than mortgage loans because of the type and nature of the collateral or absence of collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. As of December 31, 2007, consumer loans amounted to $25.3 million or 17% of the total loan portfolio.

Commercial Business Loans. Commercial loans are business loans that are not secured by real estate and are dependent on business cash flows for repayment. At December 31, 2007, the largest commercial relationship was $662,000 secured by inventory and equipment. As of December 31, 2007, we had $29.4 million in commercial loans or 20% of the total loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are secured primarily by office, medical and retail business properties located in Anderson, Knox, Roane, and Blount Counties. These types of loans amounted to $12.5 million or 9% of the total loan portfolio as of December 31, 2007. Commercial real estate loans may be amortized for up to 25 years, but frequently mature in three to six years. We generally do not offer fixed-rate commercial real estate or multi-family real estate loans.

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

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance. The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of March 19, 2008, the Bank is not the subject of any such action by the FDIC or the Commissioner.

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

The Bank believes that at March 19, 2008, the Bank was well capitalized under the criteria discussed above.

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

Brokered Deposits and Pass-Through Insurance. The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because it believes that the Bank was well capitalized as of March 19, 2008, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

General

        The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the TDFI and the FDIC. If as a result of an examination of a bank, the FDIC should determine the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank’s deposit insurance. The Commissioner of the TDFI has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired. As of December 31, 2007, the Bank is not the subject of any action by the FDIC or the TDFI.

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

ITEM 2.   DESCRIPTION OF PROPERTY

We operate five full-service banking facilities. We own our two Oak Ridge and one Blount County branch facilities and lease current operating Knoxville locations. We lease both the building and property of our Knoxville Farragut location and lease the land for our Cedar Bluff location while owning the building.

The main office is located at 401 S. Illinois Avenue in Oak Ridge. The 15,000 square foot facility on approximately three acres offers full service banking including ATM, safe deposit, night depository and drive thru services. The main office also houses the operations and bookkeeping department, credit administration, and most other administrative functions.

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

Our Blount County office is located at 1311 W. Lamar Alexander Parkway, Maryville, Tennessee.  This 7,600 square foot location is a fully renovated full service banking location including ATM, safe deposit, night depository and drive thru services.  This location was opened in November 2007.

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

ITEM 4.                                                                                                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the Company’s last quarter of fiscal year 2007.

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

On March 31, 2008, Tennessee Valley Financial Holdings, Inc., had 1,510,431 shares of common stock outstanding. The Company’s shares began being quoted on the OTC Bulletin Board in November 2006 but are not listed on a national securities exchange. The Company’s stock trades under the symbol “TVFH”. Howe Barnes Hoefer and Arnett, Inc. is the principal market maker for Tennessee Valley Financial Holdings, Inc., stock. As of March 19, 2008, the Company estimates that it had 897 shareholders of record. The following table shows a range of high and low sales prices, based on the best of management’s knowledge for transactions completed prior to Company shares being listed on the OTC Bulletin Board.

	High	Low
2007:
First Quarter	$15.00	$14.38
Second Quarter	14.67	14.38
Third Quarter	14.67	14.00
Fourth Quarter	14.25	12.75

2006:
First Quarter	$14.00	$14.00
Second Quarter	14.00	14.00
Third Quarter	14.00	14.00
Fourth Quarter	14.50	14.00

The payment of cash dividends is subject to the discretion of our board of directors. Our ability to pay dividends is dependent on cash dividends paid to us by the Bank. The ability of the Bank to pay dividends to us is restricted by applicable regulatory requirements. See ITEM 1, “Description of Business – Payment of Dividends.” We paid a dividend of $0.15 per share on January 15, 2007. We cannot assure you that we will declare additional dividends or, if declared, what the amount of the dividend would be or whether dividends would continue in future periods.

The following table provides information about our equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by shareholders	97,200	$11.76	348,474
Equity compensation plans not approved by shareholders	0 ______________	NA ______________	0 ______________
Total	97,200	$11.76	348,474

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

Results of Operations for the Years Ended December 31, 2007 and 2006

General

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

We achieved net income of $243,000 for 2007 as compared to $782,000 for 2006, a decrease of 69%. On a per share basis, we earned $0.16 per common share in 2007 compared to $0.63 per common share in 2006. The decrease in net income for 2007 can primarily be attributed to an increase in the allowance for loan losses related to consumer and real estate construction loans. Although net loans increased to $146.0 million in 2007 from $141.3 million in 2006, a 3% increase, the allowance for loan losses increased to approximately $2.3 million in 2007 from approximately $1.6 million in 2006, a 45% increase.

The table below presents certain key ratios.

	2007	2006

Return on Average Assets	0.13%	0.48%
Return on Average Equity	1.46%	6.74%
Dividend Payout Ratio	28.77%	0.00%
Average Equity to Average Assets	8.63%	7.10%

Earning Assets, Sources of Funds and Net Interest Income

Schedule II presents an analysis of interest earning assets and interest bearing liabilities for the years ended December 31, 2007 and 2006.

Schedule II Average Balances, Interest and Rate/Yield (in Thousands)
	2007			2006
	Average Balance(1)	Interest	Average Yield/Rate	Average Balance (1)	Interest	Average Yield/Rate
Assets
Federal funds sold	$11,181	$583	5.21%	$5,890	$289	4.91%
Investment securities:
Available for sale:
Taxable	13,739	628	4.57%	12,422	515	4.15%
Tax exempt	9,301	410	4.41%	6,837	310	4.52%
FHLB stock	686	42	6.12%	619	35	5.68%
Gross loans, including fees	147,974	11,824	7.99%	128,389	10,341	8.05%
Total interest earnings assets	182,881	$13,487	7.37%	154,157	$11,490	7.45%
All other assets	12,826			10,781
Less:
Reserve for loan losses	1,763			1,492
Unearned fees and interest	112			135

Total assets	$193,832			$163,311

Liabilities and Shareholders' Equity
Interest bearing deposits:
Time deposits	$101,526	$5,131	5.05%	$81,536	$3,678	4.51%
Other deposits	44,135	846	1.92%	45,222	881	1.95%
FHLB advances and
repurchase agreements
and other	15,854	763	4.81%	10,860	534	4.92%
Total interest-bearing
liabilities	161,515	$6,740	4.17%	137,618	$5,093	3.70%
Non-interest bearing
deposits	14,324			13,008
Cost of funds			3.83%			3.38%
All other liabilities	1,506			927
Shareholders' equity	16,366			11,592
Unrealized gain on available for sale securities	121			166
Total liabilities and shareholders' equity	$193,832			$163,311

Net interest spread			3.54%			4.07%

Net interest margin			3.69%			4.15%

(1)	Average Balances were computed averaging daily balances for the time specified.

As seen from Schedule II, average interest earning assets grew $28.7 million or 18.6% during 2007 as compared to 2006. Average interest earning assets include loans, investment securities and federal funds sold. The primary component of growth in average interest earning assets was loans, which grew $19.6 million or 15.3% in 2007 as compared to 2006. Average investment securities (which includes average available for sale taxable and tax-exempt securities and Federal Home Loan Bank stock) increased approximately $3.8 million in 2007 as compared to 2006, while average federal funds sold increased approximately $5.3 million in 2007 as compared to 2006.

Average interest bearing liabilities grew $23.9 million or 17.3% in 2007 as compared to 2006. Average interest bearing liabilities include deposits, advances from the Federal Home Loan Bank (“FHLB”) and other borrowings. During 2007, average total deposits grew $20.2 million or 14.5% as compared to 2006. The majority of the average deposit growth during 2007 came from time deposits, which include Certificates of Deposits. The notable increase in time deposits is primarily due to several promotional programs and the purchase of approximately $7 million of Brokered Certificates of Deposit.

The yield on average interest earning assets decreased 8 basis points during 2007 to 7.37%. The primary reason for this decrease can be attributed to the declining interest rate environment. The incremental lowering of key interest rates by the Federal Reserve began in the third quarter of 2007. The yield on earning assets has fallen because of the immediate lowering of rates on our loans tied to prime rate, as well as the addition of new loans added at lower rates in the recent falling rate environment.

The yield on loans for 2007 was 7.99%, a decrease of 6 basis points as compared to 2006. The performance of the loan portfolio can be primarily attributed to interest rate environment as discussed previously. New loans made during 2007 generally carried lower yields than those originated in 2006. Yields on taxable investment securities increased 42 basis points and yields on tax-exempt securities decreased 11 basis points during 2007 as compared to 2006. The yield on FHLB Stock for 2007 was 6.12%, an increase of 44 basis points as compared to 2006.  The overall increase in the yield on available for sale investment securities can be attributed to the sales and calls of lower yielding taxable securities while purchases of higher yielding securities increased. Because of the increase in purchases, interest payments and prepayments (mortgage-backed securities) have increased leading to higher yields on taxable securities. The yield on federal funds increased 30 basis points in 2007 compared to 2006.

Our cost of funds increased 45 basis points to 3.83% during 2007 from 3.38% in 2006. This level can be primarily attributed to local competition and the general interest rate environment described above. Rates on time deposits increased 54 basis points to 5.05% in 2007 as compared to 2006. Other interest-bearing deposits saw rates decreased 3 basis points during 2007 to 1.92%. Rates on time deposits increased as lower yielding time deposits matured and were replaced with time deposits carrying higher rates. Other interest bearing deposits do not have contractual maturities; rates on those deposits can be changed at management’s discretion but are subject to competitive pressures and our need for liquidity. Rates on FHLB Advances, repurchase agreements and capital lease obligations decreased 11 basis points during 2007 to 4.81% due to the overall interest rate environment. We have a cash management line of credit with the FHLB which is priced on a daily basis.

Our net interest margin decreased to 3.69% in 2007 compared to 4.15% during 2006. Tightening of the net interest margin in 2007 compared to 2006 can be attributed to the addition of a larger volume of time deposits at higher rates in relation to the addition of fewer loans originated and variable rate loans re-pricing at lower rates.

Schedule III Rate Volume Analysis (in Thousands)
	2007 vs 2006 Increase (decrease) due to change in
	Average Balance	Rate/Yield	Total
Interest income:
Federal funds sold	$275	$19	$294
Securities available for sale	169	44	213
FHLB stock	4	3	7
Loans, including fees	1,564	(81)	1,483
Total interest income	2,012	(15)	1,997

Interest expense:
Interest-bearing deposits	729	689	1,418
FHLB advances, repurchase agreement and other	240	(11)	229
Total interest expense	969	678	1,647

Net change in net interest income	$1,043	$(693)	$350

Noninterest Income

Noninterest income increased approximately $72,000 or approximately 7.2% in 2007 as compared to 2006 due primarily to increases in service charges on demand deposits.  This increase in service charges is due mainly to an increase in the volume of our deposit accounts as a result of an increased emphasis on core deposit growth throughout the Bank.  Service charges also increased due to ATM usage of customers as well as non-customers.  We offer traditional residential mortgage financing through the secondary market which remained relatively flat for 2007 compared to 2006. Under this program, we originate residential mortgage loans, which are in turn funded and serviced by secondary market lenders and we receive fees for our loan origination. Fees on loans sold increased approximately $9,000 during 2007 as compared to 2006. Service charges increased approximately $151,000 during 2007 compared to 2006.  Gains on sales of investment securities were the result of sales and calls of securities. These proceeds decreased approximately $17,000 in 2007 as compared to 2006. Other income decreased approximately $71,000 during 2007 as compared to 2006 primarily due to gains realized on sales of repossessed assets during 2006.

Noninterest Expense

Noninterest expense increased approximately $347,000, or 6%, during 2007 as compared to 2006. This increase is mainly the result of an increase of greater than 20% in three categories of noninterest expense: furniture and equipment, data processing fees, and legal and professional fees.  Furniture and equipment increased $84,000, or 35% in 2007 compared to 2006. This increase was a direct result of the opening of the permanent location for the Blount County branch.  This branch was fully furnished and decorated in 2007 which resulted in several non-capital expenditures.  Data processing expense increased $142,000, or 28%, in 2007 compared to 2006. This increase was a result of our addition of the internal network and data lines in the completed Blount County location and the restructuring of the Bank’s business resumption strategy in the fourth quarter 2007.  Legal and professional fees increased $132,000, or 75%, in 2007 compared to 2006. This was primarily due to increased costs associated with regulatory compliance issues of being a publicly held company and increased costs related to the use of a new audit firm beginning at year-end 2006.  Although noninterest expense increased overall, loan expense decreased $121,000, or 33%, in 2007 compared to 2006 due primarily to a lower number of originations generating fewer fees and related costs on revolving lines of credit.

Salaries and employee benefits increased $115,000, or 4%, while net occupancy expense decreased $92,000, or 11%, in 2007 compared to 2006.  Advertising and promotion, director’s fees, and other noninterest expense all increased 10%, or $15,000, $12,000, and $50,000, respectively, in 2007 compared to 2006.  Office supplies and postage increased $10,000, or 5%, in 2007 compared to 2006.

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

We recognized income tax expense of approximately $4,000 for 2007 compared to approximately $358,000 in 2006, a 99% reduction. The reduction is due in part to the increase in tax exempt interest income from investments in obligations of states and political subdivisions as well as the increase in provisioning for loan charge offs.

Loan Losses and Credit Risk

The allowance for loan losses is established by charging expense at an amount which will maintain the allowance for loan losses at a level sufficient to provide for potential loan losses. We charge loan losses directly to the allowance when incurred and we credit recoveries to the allowance when realized. We base the amount of provision on past loss experience, management’s evaluation of the loan portfolio under current economic conditions, and other factors based on management’s knowledge of the current loan portfolio. The balance of the allowance for loan losses was $2,284,000 or 1.54% of gross loans outstanding at December 31, 2007 as compared to 1.10% of gross loans outstanding in 2006. During 2007, the loan loss provision totaled $1,439,000, an increase of approximately $968,000 as compared to 2006.  The 2007 net charge-off ratio increased to 0.50% from 0.23% in 2006.  As of December 31, 2007, management’s review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs.

Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. This formal analysis of the allowance for loan loss reserve segregates the loan portfolio into general and specifically classified categories. Management employs a loan grading system for all loans based on credit quality. Loans in the four lowest categories are considered specifically classified and allocated a higher percentage of potential loan loss than the general loan population. The general loan population is segregated by collateral type and a reserve amount is assigned based on the historical loss ratio and expected future loss potential for that particular collateral type. For specifically classified loans, reserve amounts are assigned based on rates defined in the Bank’s loan policy and consistent with industry standards and regulatory guidance. The rates defined by our loan policy are determined based on a variety of factors including our historical loss experience, industry loss rates, guidance received from previous regulatory examinations, and other factors such as the borrower’s ability to repay the loan and the availability of the collateral. As of December 31, 2007 approximately $5.9 million of the loan portfolio was considered specifically classified with approximately 37.8% of the allowance for loan losses related to these loans. We assigned the remaining 62.2% of the allowance for loan losses to the general population of loans.

Included in management’s formal analysis of the allowance for loan losses are loans considered impaired as provided in Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.” A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.  Due to the relatively small size of our loan portfolio, management considers each individual loan specifically for impairment. The allowance for loan losses related to impaired loans amounted to approximately $585,000 as of December 31, 2007 and $333,000 as of December 31, 2006. Schedules IV and V present a summary of our loan loss experience and reserve analysis during 2007 and 2006.

Schedule IV Analysis of Loan Loss Reserve (in Thousands)

	The Year Ended December 31,
	2007	2006

Balance at beginning of period	$1,578	$1,406
Charge-offs:
Commercial, financial and agricultural	-	16
Real estate – mortgage	158	96
Real estate – nonfarm, nonresidential	72	61
Installment – consumer	527	168
Total charge-offs	757	341

Recoveries:
Commercial, financial and agricultural	3	12
Real estate – mortgage	1	-
Real estate – nonfarm, nonresidential	1	1
Installment – consumer	19	29
Total recoveries	24	42

Net charge-offs	733	299
Provision for loan losses	1,439	471

Balance at the end of period	$2,284	$1,578

Ratio of net charge-offs to average loansoutstanding	0.50%	0.23%

Schedule V Allocation of Loan Loss Reserve (in Thousands)

	2007		2006
	$ Allocation	% Allocation	$ Allocation	% Allocation

Commercial, financial and agricultural	$142	6%	$450	29%
Real estate - construction	620	27%	30	2%
Real estate - mortgage	1,078	47%	644	41%
Real estate – nonfarm, nonresidential	6	0%	-	0%
Installment - consumer	330	14%	316	20%
Unallocated reserve	108	5%	138	9%

Total	$2,284		$1,578

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

Schedule VI presents the amounts of non-performing assets at December 31, 2007 and 2006.

Schedule VI Non-Performing Assets (in Thousands)

	December 31,
	2007	2006

Non-accrual loans (1)	$3,230	$326
Loans past due greater than 90 days and still accruing interest (2)	1,016	19
Restructured loans	172	170
Other real estate owned	363	507

Total non-performing assets	$4,781	$1,022

(1)	Included in non-accrual loans is approximately $3,230,000 and $326,000 of loans considered impaired as of December 31, 2007 and 2006, respectively.

(2)	No loans past due 90 days or more and no restructured loans are considered impaired as of December 31, 2007 and 2006.

We determine loans to be non-accruing when we determine that our ability to collect the unpaid balance of these loans is highly unlikely due to the financial position of the borrower and general economic conditions. Management makes this determination of classification on a case by case basis for problem loans. Generally, we review each loan 90 days or more past due monthly and we place on non-accrual status the loans for which we determine collection is doubtful. During 2007, we would have earned approximately $172,000 on loans in non-accrual status had these loans been current in accordance with their terms.

Loans are determined to be 90 days delinquent when such a period of time has elapsed since the last required payment of principal or interest was made. At such time, we consider whether to place the loan on non-accrual status. However, until we make this classification, interest will continue to accrue.

Non-accrual loans increased to approximately $3,230,000 as of December 31, 2007 compared to $326,000 as of December 31, 2006.  Loans past due greater than 90 days and still accruing interest increased to $577,000 at December 31, 2007 from $19,000 at December 31, 2006.  Net charge-offs increased to $733,000 during 2007 as compared to $299,000 in 2006.  The ratio of net charge-offs to average loans was 0.50% for 2007 and 0.23% for 2006.  There are three main factors that are responsible for the considerable increase in non-accrual loans, past due loans, classified loans, and the net charge-off ratio.  The first factor is the general slowdown of the economy.  Economic slowdowns decrease a borrower’s ability to make payments on their outstanding balances.  While generating possible income from past due fees, unpaid balances cause increases in non-accrual loans, classified loans, and possible charge-offs and repossessions.

The second factor causing increases in non-accrual loans, classified loans, and the net charge-off ratio is the deterioration of one of the Bank’s indirect financing relationships.  The Bank had an indirect relationship with a local automobile dealership.  The relationship was constituted by a guarantee from the automobile dealership for several automobiles.  In late 2007, the dealership ceased operations, nullifying the guarantee with the Bank and causing an increase in non-accrual loans, past due loans, charge-offs and repossessions.

The final factor impacting non-accrual, past due, and classified loans involves relationships associated with the construction of speculative real estate.  Due to the slowing real estate market, there are fewer buyers of speculative real estate.  This has caused an increased number of foreclosures in the general market on speculative properties.  These conditions also negatively affect the borrowers' ability to repay their debt and repay it in a timely manner.

Of the loans in non-accrual status as of December 31, 2006, approximately $38,000 were charged off during 2007. Additionally, approximately $4.1 million were added to nonaccrual status during 2007.  Approximately, $1.2 million were removed from nonaccrual status due to improvement in performance, paydowns, pay-offs, charge-offs, restructuring, or foreclosure.  Non-accrual loans, as of December 31, 2007, include $326,000 in loans that were nonaccrual as of December 31, 2006.  There were eight loans totaling $1.0 million that were over 90 days and still accruing interest as of December 31, 2007.  It is our policy to place loans on nonaccrual after they reach 90 days past due unless the loan is well collateralized.

Loans increased $5.3 million to $146.0 million as of December 31, 2007 as compared to December 31, 2006. Management attributes the nominal growth in loans to a slowing economy and a stagnant real estate market.

Schedule VII Loans by Type (in Thousands)

	December 31,
	2007	2006
Loans secured by real estate:
Commercial properties	$12,528	$15,788
Construction and land development	33,345	36,561
Residential and other properties	47,699	41,444
Total loans secured by real estate	93,572	93,793

Commercial and industrial loans	29,442	23,308
Consumer loans and other	25,298	25,880
	148,312	142,981
Less: Allowance for loan losses	(2,284)	(1,578)
Unearned loan fees	(77)	(140)

	$145,951	$141,263

Investment Securities

Investment securities were $32.9 million as of December 31, 2007 compared to $20.2 million as of December 31, 2006. At December 31, 2007 and 2006, all of our investment securities were classified available for sale. During 2007, $17.1 million in available for sale securities were purchased as compared to $6.1 million in purchases of available for sale securities in 2006. Maturities, calls and principal payments received from mortgage-backed securities totaled $3.4 million in 2007 and $3.6 million in 2006. Proceeds from the sale of available for sale securities in 2007 totaled $932,000, with gross gains on these sales of $6,000 and gross losses of $0. Proceeds from the sale of available for sale securities in 2006 totaled $1.1 million, with gross gains on the sales of $23,000, and gross losses $0. These sales were used to fund loan demand and to reinvest funds in higher yielding investment securities. The unrealized loss on available for sale securities was $36,000 at December 31, 2007 compared to $110,000 at December 31, 2006. The fair value of debt securities fluctuates with the movement of interest rates. Generally, during periods of declining interest rates, the fair value of debt securities increases whereas the opposite may hold true in a rising interest rate environment.

The investment portfolio is primarily comprised of U.S. Government agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation, the FHLB, the Federal Farm Credit Bank , the Government National Mortgage Association , Small Business Administration and the Federal National Mortgage Association; bank-qualified, investment-grade state, county and municipal bonds; and corporate debt securities. Our investment policy prohibits us from investing in state, county and municipal bonds rated Baa or lower by Moody’s or BBB by S&P. Mortgage-backed issues comprised 46% of the portfolio at December 31, 2007 and 32% at December 31, 2006. Schedule VIII sets forth the maturity of the securities held in the investment portfolio as of December 31, 2007:

Schedule VIII Maturities of Securities at December 31, 2007 (in Thousands)

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Government agencies	$2,017	4.06%	$2,050	4.70%	$700	5.09%
Mortgage-backed and related
securities	61	6.31%	270	4.63%	490	5.15%
Obligations of State and political
subdivisions	111	8.09%	757	6.69%	2,239	5.39%
Equity securities	-	0.00%	500	10.38%	294	8.21%

Total debt securities	$2,189	4.33%	$3,577	5.91%	$3,722	5.52%

	Due After Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Government agencies	$500	5.89%	$5,267	4.62%
Mortgage-backed and related
Securities	14,204	5.42%	15,025	5.40%
Obligations of State and political
Subdivisions	8,697	5.95%	11,804	5.91%
Equity securities	--	0.00%	794	9.45%

Total debt securities	$23,402	5.63%	$32,890	5.59%

Asset/Liability Management and Interest Rate Risk Management

Asset/liability management is the process of planning, implementing and controlling the mix and maturity features of our interest bearing assets and liabilities to maximize net interest margin and minimize the risk of negative effects on net interest margin by changes in market interest rates. One tool utilized in our asset liability management process is the Interest Rate Sensitivity Analysis presented in Schedule IX. The Interest Rate Sensitivity Analysis evaluates gaps between repricing frequencies of our interest earning assets and interest bearing liabilities. As seen from this analysis, we are in a negative gap position in both repricing categories through three months to one year. This could result in a decline in net interest should interest rates further decline. Management continually monitors the asset liability position and takes corrective measures where possible.

Schedule IX Interest Rate Sensitivity Analysis (in Thousands) As of December 31, 2007

	Within 3 Months	3 Months to 1 year	1 to 5 Years	After 5 Years	Total
Earning assets:
Loans	$67,213	$19,256	$36,193	$25,574	$148,236
Investment securities	5,882	2,399	8,005	16,604	32,890
Federal funds sold	9,439	-	-	-	9,439
Total earning assets	82,534	21,655	44,198	42,178	190,565

Interest-bearing liabilities:
Interest-bearing deposits	67,246	56,590	20,528	2,094	146,458
FHLB advances	7,000	6,000	5,500	-	18,500
Other borrowings	811	171	2,062	-	3,044
Total interest-bearing liabilities	75,057	62,761	28,090	2,094	168,002

Repricing gap	7,477	(41,106)	16,108	40,084	22,563
Repricing gap as a percentage of earning assets	3.9%	-21.6%	8.5%	21.0%
Cumulative repricing gap	7,477	(33,629)	(17,521)	22,563	22,563
Cumulative repricing gap as a percentage
of earning assets	3.9%	-17.6%	-9.2%	11.8%

Management has made the following assumptions in this interest rate sensitivity analysis:

1.	Assets and liabilities are generally assigned to a period based upon their earliest repricing opportunity, when such repricing opportunity is before the contractual maturity.

2.	Non-accrual loans are included in the loan category

3.
Investment securities are scheduled for repricing based on their earliest repricing date; however, callable agency securities are only considered repriced at the call date if the security is at a market value above par value.

Liquidity and Capital Resources

Our primary sources of liquidity are deposit balances, available-for-sale securities, principal and interest payments on loans and investment securities, federal funds lines, and FHLB advances.

At December 31, 2007, we held $32.9 million in available-for-sale securities. Deposits increased $9.8 million during 2007. We had $18.5 million in available federal funds lines and approximately $7.1 million in potentially available borrowings from the FHLB as of December 31, 2007.

We utilize various types of other borrowings to help fund balance sheet growth and mitigate our interest rate risk. The primary source of other borrowings is through the FHLB which has many different types of borrowing structures available to member banks. As of December 31, 2007 we had $18.5 million in outstanding advances with the FHLB. We had $1.5 million in fixed rate advances which offer fixed interest rates on balances that are due at maturity. We had $3.0 million in Convertible Fixed Rate Advances, which we refer to as “CFR,” outstanding. CFR advances offer fixed rates of interest for an initial term, then may convert, at the FHLB’s option to a floating rate. Due to the optionality of these advances, they do inherently carry more interest rate risk than fixed rate advances.   We also had $3.0 million in 5/1 putable advances, $1.0 million in 2/1 putable advances, $5.0 million in 10/1 putable advances, and $5.0 million in 7/3 putable advances..  These instruments have fixed rates for a minimum of one year and a maximum of 2, 5, 7 or 10 years, respectfully.  We also maintain a Cash Management Advance, which we refer to as “CMA,” with the FHLB to meet short term liquidity needs. The CMA line of credit, which was established in 2001, is for amounts up to $8.0 million and expires annually. As of December 31, 2007 we did not have an outstanding balance under our CMA line of credit.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At December 31, 2007, we had $811,000 in repurchase agreements outstanding.

At December 31, 2007, we had qualifying capital of $20.5 million, or 13.1% of total risk-based assets as compared to $19.8 million, or 13.4% at December 31, 2006. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

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

Impact of New Accounting Standards

      In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in no adjustment to beginning retained earnings.

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that Statement 157 will have a material impact on its consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.  The Company did not choose to early adopt this standard and does not anticipate that Statement 159 will have a material impact on its consolidated financial statements.

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm .......................................................................................................	25
Consolidated Balance Sheets as of December 31, 2007 and 006 .................................................................................................	26
Consolidated Statements of Income for the Years ended December 31, 2007 and 2006 ..........................................................	27
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2007 and 2006...............................	28
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended December 31, 2007 and 2006 .............	29
Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006 ...................................................	30
Notes to Consolidated Financial Statements ..................................................................................................................................	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Tennessee Valley Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Tennessee Valley Financial Holdings, Inc. and subsidiary  (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Financial Holdings, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes, PLLC

Asheville, North Carolina

March 31, 2008

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	2007	2006
Assets
Cash and due from banks	$3,000	$3,226
Federal funds sold	9,439	11,941
Cash and cash equivalents	12,439	15,167

Investment securities available for sale, at fair value	32,890	20,156
Loans held for sale	1,511	788
Loans, net	145,951	141,263
Federal Home Loan Bank Stock, at cost	703	634
Premises and equipment, net	7,136	5,132
Accrued interest receivable	1,188	1,119
Deferred income tax benefit	381	278
Foreclosure real estate	363	507
Prepaid expenses and other	242	1,468
Total assets	$202,804	$186,512

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Noninterest bearing	$16,727	$13,944
Interest bearing	146,458	139,408
Total deposits	163,185	153,352

Borrowings	21,544	15,060
Accrued interest payable	1,180	1,245
Other liabilities	158	355

Total liabilities	186,067	170,012

Shareholders' equity:
Common stock, par value $1, authorized 2,000,000 shares; issued and outstanding, 1,510,431 and 1,500,700 shares at December 31, 2007and 2006, respectively	1,510	1,501
Treasury stock, 496 shares	(7)	--
Capital in excess of par value	11,488	11,319
Retained earnings	3,768	3,750
	16,759	16,570
Accumulated other comprehensive loss	(22)	(70)
Total shareholders' equity	16,737	16,500

Total liabilities and shareholders' equity	$202,804	$186,512

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	2007	2006
Interest income:
Loans (including fees)	$11,824	$10,341
Investment securities	1,038	825
Federal funds sold	583	289
Other interest income	42	35
Total interest income	13,487	11,490

Interest expense:
Deposits	5,977	4,559
Borrowings	763	534
Total interest expense	6,740	5,093

Net interest income	6,747	6,397

Provision for loan losses	1,439	471

Net interest income after provision for loan losses	5,308	5,926

Noninterest income:
Service charges on demand deposits	573	422
Fees on loan sold	395	386
Net gain on sales of invesetment securities available for sale	6	23
Other	96	167
Total noninterest income	1,070	998

Noninterest expense:
Salaries and employee benefits	2,867	2,752
Occupancy costs	710	802
Premises and equipment depreciation and maintenance	325	241
Data processing fees	644	502
Office supplies and postage	203	193
Advertising and promotion	159	144
Legal and professional	308	176
Director's fees	127	115
Loan expense	245	366
Other	543	493
Total noninterest expense	6,131	5,784

Income before income taxes	247	1,140

Income taxes	4	358

Net income	$243	$782

Earnings per share:
Basic	$0.16	$0.63

Diluted	$0.16	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	2007	2006
Net income	$243	$782

Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale	82	88
Reclassification adjustment for net gains included in net income	(6)	(23)
Income taxes associated with realized and unrealized gains/losses on investment securities available for sale	(28)	(24)
Other comprehensive income, net of tax	48	41

Comprehensive income	$291	$823

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Com- prehensive Income (loss)	Total Shareholders' Equity
Balance, January 1, 2006	$539	$--	$6,610	$2,968	$(111)	$10,006

Net income	--	--	--	782	--	782

Other comprehensive income	--	--	--	--	41	41

Stock split (2 for 1)	541	--	(541)	--	--	--

Issuance of common stock for director’s fees in lieu of cash	5	--	94	--	--	99

Proceeds from common stock offering	416	--	5,078	--	--	5,494

Stock-based compensation	--	--	72	--	--	72

Common stock options exercised (760 shares at $8 per share)	--	--	6	--	--	6

Balance, December 31, 2006	1,501	--	11,319	3,750	(70)	16,500

Net income	--	--	--	243	--	243

Other comprehensive income	--	--	--	--	48	48

Cash dividends paid	--	--	--	(118)	--	(118)

Stock dividends issued through dividend reinvestment plan	7	--	100	(107)	--	--

Issuance of stock in lieu of director’s fees	2	29	32	--	--	63

Stock-based compensation	--	--	37	--	--	37

Purchase of treasury stock	--	(36)	--	--	--	(36)

Balance, December 31, 2007	$1,510	$(7)	$11,488	$3,768	$(22)	$$16,737

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	2007	2006
Cash flows from operating activities:
Net income	$243	$782

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,439	471
Depreciation	334	301
Deferred income tax (benefit) expense	(133)	8
Increase (decrease) in unearned loan fees	(63)	12
Net amortization of premiums and discounts on investment securities	43	25
FHLB stock dividends	(69)	(35)
Net gain on sales of investment securities available for sale	(6)	(23)
Proceeds from sales of loans	17,832	646
Mortgage loans originated	(18,160)	--
Increase in mortgage loans originated and sold	--	(425)
Fees on loans sold	(395)	(386)
Gain on sales of foreclosed real estate	(16)	--
Stock-based compensation	37	72
Issuance of stock in lieu of directors fees	63	100
Net (increase) decrease in:
Accrued interest receivable	(69)	(272)
Prepaid expenses and other assets	1,226	(58)
Net increase (decrease) in:
Accrued interest payable	(65)	495
Other liabilities	(167)	60
Net cash provided by operating activities	2,074	1,773

Cash flows from investing activities:
Investment securities available for sale:
Sales	932	1,106
Purchases	(17,075)	(6,089)
Maturities	2,167	500
Principal repayments received	1,253	3,111
Net increase in loans	(5,917)	(33,907)
Purchases of premises and equipment	(2,338)	--
Purchases of land for future development	--	(1,104)
Proceeds from sales of foreclosed real estate	13	--
Net cash used in investing activities	$(20,965)	$(36,383)

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007 and 2006
(amounts in thousands, except share and per-share data)

	2007	2006
Cash flows from financing activities:
Net Increase in deposits	$9,833	$28,519
Net Increase in securities sold under agreements to repurchase	558	30
Net Increase in advances from Federal Home Loan Bank	5,950	4,000
Purchase of treasury stock	(36)	--
Decrease in obligation under capital lease	(24)	(23)
Cash dividends paid	(118)	--
Proceeds from issuance of common stock	--	5,499
Net cash provided by financing activities	$16,163	$38,025

Net increase (decrease) in Cash and cash equivalents	(2,728)	3,415
Cash and cash equivalents at beginning of year	15,167	11,752

Cash and cash equivalents at end of year	$12,439	$15,167

Supplementary disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,977	$4,598
Income taxes	$158	$314

Supplementary disclosures of noncash investing and financing activities:
Acquisition of foreclosed real estate	$363	$507
Loans originated on sale of foreclosed real estate	$510	$--
Issuance of common stock through dividend reinvestment plan	$107	$--
Change in unrealized gain/loss on investment securities available for sale	$74	$65
Change in deferred taxes associated with unrealized gain/loss on investment securities available for sale	$28	$24
Change in net unrealized gain/loss on investment securities available for sale	$48	$41

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - PRINCIPLES OF CONSOLIDATION, NATURE OF OPERATIONS AND SHARE EXCHANGE

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly owned subsidiary, TNBank (the “Bank”). All intercompany balances and transactions have been eliminated.

TNBank was incorporated on July 6, 1994 for the purpose of organizing a state-chartered commercial bank and commenced operations on May 30, 1995.  TNBank provides a variety of banking services to individuals and businesses through its main office in Oak Ridge, Tennessee and four branch offices.  Its primary deposit products are demand deposits and certificates of deposit, and its primary lending products are commercial business, real estate mortgage, and consumer installment loans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain items in the 2006 consolidated financial statements have been reclassified to conform with the 2007 consolidated financial statements.

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

Realized gains and losses on the sales of investment securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method on a trade date basis. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses in the income statement.

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
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition of Interest on Loans – Interest on loans is calculated using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Loan Fees – Loan fees on long-term real estate loans, net of initial direct costs related to initiating and closing the loans, have been deferred and are being amortized into interest income over the remaining lives of the loans as an adjustment of yield using the interest method.

Loans Held for Sale – Loans held for sale are stated at the lower of cost or market.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on a straight-line basis.  Buildings and related components have useful lives ranging from 10 to 40 years, while furniture, fixtures and equipment have useful lives ranging from 3 to 10 years.  Leasehold improvements are amortized over the lesser of the life of the asset or lease term.

Repurchase Agreements – Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Advertising and Promotion – Advertising and promotion costs are expensed as incurred.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, accumulated depreciation, and other book income versus taxable income reporting differences. The deferred tax assets and liabilities, which are recorded net of a valuation allowance, represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. See Note 10 for additional information.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method.  According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards.  For the years ended December 31, 2007 and 2006 stock option expense of $37 and $72, respectively was recorded in the income statement.  There is no tax effect for this stock option expense because all of the options issued were Incentive Stock Options (“ISO’s”).  As of December 31, 2007, the Company had $4 of unrecognized stock option expense which will be recognized over 1 year.

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in no adjustment to beginning retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that Statement 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances.  The Company did not choose to early adopt this standard and does not anticipate that Statement 159 will have a material impact on its consolidated financial statements.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2007	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$5,250	$18	$(1)	$5,267
Mortgage-backed and related securities	14,985	67	(27)	15,025
Obligations of states and political subdivisions	11,837	51	(84)	11,804
Equity securities	854	-	(60)	794
Total securities available for sale	$32,926	$136	$(172)	$32,890

	Securities Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2006	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$6,709	$7	$(64)	$6,648
Mortgage-backed and related securities	6,596	14	(89)	6,524
Obligations of states and political subdivisions	6,961	54	(32)	6,984
Total securities available for sale	$20,266	$75	$(185)	$20,156

The amortized cost and estimated fair value of debt securities as of December 31, 2007, by contractual maturity, are as follows:

	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$2,128	$2,128
Due after one year through five years	2,783	2,807
Due after five years through ten years	3,417	3,439
Due after ten years	9,613	9,491
	17,941	17,865
Mortgage-backed and related securities	14,985	15,025
	$32,926	$32,890

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of investment securities classified as available for sale totaled $932 during the year ended December 31, 2007 ($1,106 in 2006). Gross gains of $6 ($23 in 2006) were realized by the Bank during the year ended December 31, 2007.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3 - INVESTMENT SECURITIES (Continued)

Investments with a total estimated fair value (which approximates book value) of approximately $10,650 as of December 31, 2007 ($8,085 in 2006) were pledged to secure deposits of public and private funds.

The following table shows the Bank’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses
December 31, 2007
U.S. government agencies	$--	$--	$2,017	$(1)	$2,017	$(1)
Mortgage-backed and related securities	4,902	(9)	1,273	(18)	6,175	(27)
Obligations of states and political subdivisions	4,664	(66)	1,925	(18)	6,589	(84)
Equity Securities	293	(60)	--	--	293	(60)
Total temporarily impaired securities	$9,859	$(135)	$5,215	$(37)	$15,074	$(172)

December 31, 2006:
U.S. government agencies	$1,250	$(2)	$4,945	$(62)	$5,940	$(64)
Mortgage-backed and related securities	1,451	(13)	3,767	(76)	5,218	(89)
Obligations of states and political subdivisions	758	(11)	2,051	(21)	2,809	(32)
Total temporarily impaired securities	$3,459	$(26)	$10,763	$(159)	$13,967	$(185)

Management believes that all of the Bank’s gross unrealized losses are a result of recent, normal market fluctuations.  Therefore, the Bank’s unrealized losses are considered temporary in nature and no permanent adjustments have been made to the carrying values of its investment securities.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Bank provides mortgage, commercial, and consumer lending services to businesses and individuals primarily in the Anderson, Knox, and Roane County areas.  A summary of loans as of December 31, 2007 and 2006 is as follows:

	2007	2006
Loans secured by real estate:
Commercial properties	$12,528	$15,788
Construction and land development	33,345	36,561
Residential and other properties	47,699	41,444
Total loans secured by real estate	93,572	93,793

Commercial and industrial loans	29,442	23,308
Consumer loans and other	25,298	25,880
	148,312	142,981
Less: Allowance for loan losses	(2,284)	(1,578)
Unearned loan fees	(77)	(140)
	$145,951	$141,263

Included in consumer loans and other shown above are deposit account balances totaling approximately $406 which were in overdraft status as of December 31, 2007 ($327 in 2006).

Loans held for sale represent individual real estate loans originated for the purpose of selling the loans to one of several third party purchasers with which the Bank does business.  These loans are sold without recourse and the Bank receives certain fees for originating the loans.

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit.  These financial instruments are recorded in the financial statements when they are funded.  Outstanding letters of credit were approximately $1,102 as of December 31, 2007 ($1,616 as of December 31, 2006). Unadvanced lines of credit and commitments to extend credit were approximately $34,446 as of December 31, 2007 ($34,309 as of December 31, 2006).  Of the total outstanding letters of credit and unadvanced lines and commitments as of December 31, 2007 approximately $20,690, were secured primarily by real estate ($28,169 in 2006).

From time to time, the Bank provides credit to its executive officers, directors, and their affiliates.  Such transactions are made on the same terms as those prevailing for comparable transactions with other borrowers and do not represent more than a normal risk of collection.  Loans to executive officers, directors, and their affiliates are as follows:

	2007	2006
Loans at beginning of year	$281	$1,092
Disbursements	233	493
Repayments	(198)	(1,304)
Loans at end of year	$316	$281

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The transactions in the allowance for loan losses are as follows:

	2007	2006
Balance, beginning of year	$1,578	$1,406
Charge-offs	(757)	(341)
Recoveries	24	42
Provision - charged to expense	1,439	471
Balance, end of year	$2,284	$1,578

The Bank had approximately $1,016 in 2007 ($19 in 2006) of loans past due ninety days or more and  still accruing interest, and the Bank has approximately $3,230 in loans on which the accrual of interest had been discontinued as of December 31, 2007 ($326 in 2006).

As of December 31, 2007, the Bank had approximately $3,230 in loans specifically classified as impaired ($326 in 2006).  The allowance for loan losses related to impaired loans amounted to approximately $585 as of December 31, 2007 ($54 in 2006).

Impaired loans were as follows:

	2007	2006
Loans with allowance allocated	$3,230	$326
Amount of allowance allocated	585	47
Average balance during the year	830	485
Interest income not recognized during impairment	172	39

There was no interest income recognized on these loans during 2007 or 2006.

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	2007	2006
Land	$1,677	$1,198
Buildings	5,158	3,461
Leasehold improvements	123	123
Furniture, fixtures, and equipment	1,928	1,575
Construction in progress	4	196
	8,890	6,553
Less accumulated depreciation	(1,754)	(1,421)
	$7,136	$5,132

Included in Buildings above is $776 for the capitalized costs of leases for branches considered an asset under capital lease (see Note 14).  In addition, related leasehold improvements of the branches totaled $123.  Depreciation expense related to the assets under capital lease was $39 in 2007 ($39 in 2006).

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 6 - DEPOSITS

A summary of deposits is as follows:

	2007	2006
Noninterest-bearing demand accounts	$16,727	$13,944

Interest-bearing accounts
Demand accounts	38,846	37,191
Savings accounts	3,522	3,729
Term deposits:
Less than $100,000	55,003	56,555
$100,000 or more	49,087	41,933
Total interest-bearing accounts	146,458	139,408
Total deposits	$163,185	$153,352

As of December 31, 2007, the scheduled maturities of certificates of deposits are as follows:

2008	$81,468
2009	17,177
2010	3,023
2011	1,832
2012	535
Thereafter	55
$104,090

NOTE 7 – BORROWINGS

 Securities Sold Under Agreements to Repurchase

The Bank sells certain investment securities with agreements to repurchase primarily on an overnight basis to certain commercial depositors.  The total of these securities was $811 as of December 31, 2007 ($303 in 2006).

Securities sold under agreements to repurchase averaged approximately $637 during 2007 ($359 during 2006). The maximum amount outstanding at any month-end during 2007 was approximately $1,215 ($409 during 2006).

Fed Funds Purchased

The Bank maintains a federal funds line of credit with five of its correspondent commercial banks.  These lines allow for total borrowings up to a maximum amount of $18.5 million.  Advances are repaid on the next business day with interest.  There were no borrowings outstanding on these lines at December 31, 2007.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7 – BORROWINGS (Continued)

Advances from the Federal Home Loan Bank

The following table is a maturity schedule of advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2007:

Date of Advance	Interest Rate	Next Call/ Prepayment Date	Final Maturity Date	Amount Outstanding at 12/31/07
9/21/2000	6.22%	3/22/2008	9/22/2010	$1,000
12/27/2000	5.00%	3/27/2008	12/27/2010	1,000
8/10/2001	5.09%	2/10/2008	8/10/2011	1,000
9/20/2006	5.30%	None	12/19/2008	500
9/20/2006	5.24%	None	9/18/2009	500
9/20/2006	5.31%	None	6/20/2008	500
11/30/2006	4.39%	3/1/2008	11/30/2011	3,000
12/4/2006	4.90%	3/4/2008	12/4/2008	1,000
8/21/2007	4.04%	8/21/2008	8/21/2017	3,000
9/11/2007	3.95%	9/11/2008	9/11/2017	2,000
12/17/2007	3.90%	12/17/2010	12/17/2014	5,000
				$18,500

Interest expense associated with the advances from the FHLB totaled $602 for the year ended December 31, 2007 ($384 in 2006).  Pursuant to collateral agreements with the FHLB, the advances are secured by certain available for sale securities, and certain first mortgage loans and home equity lines of credit.  The Bank has a Cash Management Advance (CMA) agreement with the FHLB with maximum borrowings of $7,100 as of December 31, 2007.

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

In accordance with FASB Interpretation No. 46 (as revised), the Trust is not consolidated with the Company.  Accordingly, the Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust.  However, the Company has fully and unconditionally guaranteed the repayment of the trust preferred securities.  The Company’s equity interest in the Trust ($62 as of December 31, 2007) is included in “Prepaid expense and other assets” on the consolidated balance sheets.

The Company utilizes its borrowings to satisfy a portion of its Tier 1 capital requirement in accordance with the regulations promulgated by the Federal Reserve Board.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7 – BORROWINGS (Continued)

Obligation Under Capital Lease

The present value of the Bank’s minimum lease payments under capital lease was $171 at December 31, 2007 ($195 at December 31, 2006). See Note 15.

NOTE 8 - INTEREST EXPENSE

A summary of interest expense is as follows:

	2007	2006
Demand deposits	$846	$881
Term deposits	5,131	3,678
FHLB advances	602	384
Subordinated debentures	135	135
Capital lease obligation	6	7
Repurchase agreements and federal funds purchased	20	8
Total interest expense	$6,740	$5,093

NOTE 9 - INCOME TAXES

Income taxes as shown in the statements of income differ from the amounts computed using the statutory federal income tax rate as follows:

	2007		2006
		Percent		Percent
		of		of
		Pretax		Pretax
	Amount	Income	Amount	Income
Federal income tax at statutory rate	$ 84	34.0%	$ 388	34.0%
Tax exempt interest and dividends	(104)	(42.1)	(91)	(8.0)
State income tax and other , net	24	10.1	61	5.4
	$ 4	2.0%	$ 358	31.4%

Income taxes consist of:
Current federal	$ 94		$ 286
Current state	43		64
Deferred federal	(133)		6
Deferred state	-		2
	$ 4		$ 358

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9 – INCOME TAXES (Continued)

The tax effect of each type of temporary difference and carryfoward that give rise to deferred tax assets and liabilities is as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$731	$506
Deferred loan fees	31	57
Unrealized holding losses on securities available for sale	13	43
Organizational costs	-	1
Total deferred tax assets	775	607

Deferred tax liabilities:
Depreciation	178	166
FHLB stock dividends	77	77
Discount accretion	29	20
Capitalized lease	41	32
Prepaid expenses	48	20
State tax	21	14
Total deferred tax liabilities	394	329
Net deferred tax assets	$381	$278

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"). There was no material impact from the adoption of FIN 48. It is the Company's policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Company's federal and state income tax returns are subject to examination for the years 2004, 2005 and 2006.

NOTE 10 - PROFIT SHARING PLAN

The bank has a profit sharing plan which allows all employees to contribute up to the maximum allowed under the IRS code.  Contributions to the profit sharing plan made by the Bank are determined annually at the discretion of the Bank’s board of directors.  Bank contributions to the plan were $50 and $35 for the years ended December 31, 2007 and 2006, respectively.

NOTE 11 - REGULATORY MATTERS

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 11 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I capital (as defined) to Average Assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that date that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.  All amounts are in thousands of dollars.

					To Be Well
			To Comply With		Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$20,526	13.1%	$12,525	8.0%	$15,657	10.0%
Tier I Capital (to Risk-Weighted Assets)	$18,564	11.9%	$6,266	4.0%	$9,399	6.0%
Tier I Capital (to Average Assets)	$18,564	9.5%	$7,825	4.0%	$9,781	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$19,784	13.4%	$11,807	8.0%	$14,759	10.0%
Tier I Capital (to Risk-Weighted Assets)	$18,207	12.3%	$5,903	4.0%	$8,855	6.0%
Tier I Capital (to Average Assets)	$18,207	10.1%	$7,233	4.0%	$9,042	5.0%

NOTE 12 – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board in December 2004.  SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation (“SFAS No. 123”),” and supersedes APB No. 25, “Accounting to Stock Issue to Employees,” (“APB No. 25”) and its related interpretations.  SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  SFAS No. 123R also requires the measurement of the cost of employee services received in exchange for an award based of grant-date fair value of the award.  SFAS No.123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 12 – STOCK BASED COMPENSATION (Continued)

In 1996, the board of directors approved a stock option plan to provide key employees with additional incentive to contribute to the best interests of the Company.  The boards of directors has discretion concerning which eligible persons shall be granted options, the term of each granted option, and the number of shares to be granted.  Options must be exercised within ten years from the date they are granted and must include a price per share of at least 85% to 110% of the fair value of the Company’s common stock on the date the option was granted.  The board of directors reserved 38,950 shares of common stock for issuance during the term of the plan.  All options have been awarded under the plan.  The options awarded vested over a four-year period and have an exercise price which is equal to the fair value of the stock on the date the options were granted.  In 2006, options for 760 shares were exercised.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model as follows:

2005
Dividend yield	1.37%
Expected life	9 years
Expected volatility	13.65%
Risk-free interest rate	4.01%

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 12 – STOCK BASED COMPENSATION (Continued)

A summary of the status of the Company’s stock option plans is presented below:
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	102,200	$11.82	107,960	$11.84
Granted	0		0	0.00
Exercised	0		(760)	8.00
Rescinded	0		0	0.00
Forfeited	(5,000)	$13.00	(5,000)	13.00
Outstanding at end of year	97,200	$11.76	102,200	$11.82

Options exercisable at year-end	82,200	$11.53	67,200	$11.20
Weighted-average fair value of options granted during the year	N/A		N/A

Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$8.00 - $13.00	97,200	$ 5.14	$11.76	82,200	$11.53

As of December 31, 2007, there was $4,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 1 year.  The aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) outstanding as of December 31, 2007 was approximately $0.

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 13 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

Basic earnings per share	2007	2006
Net income	$243	$782
Weighted average common shares outstanding	1,509	1,214
Basic earnings per share	$0.16	$0.64

Diluted earnings per share	2007	2006
Net income	$243	$782
Weighted average common shares outstanding	1,509	1,214
Add: dilutive effects of assumed conversions and exercise of stock options	--	13
Weighted average common and dilutive potential common shares outstanding	1,509	1,227
Diluted Earnings per Share	$0.16	$0.63

No stock options were excluded from the earnings per share calculation for 2006.  In 2007, all options were considered antidilutive and were excluded from the earnings per share calculation.

NOTE 14 - LEASE COMMITMENTS/RELATED PARTY

The Bank leases certain office facilities and office equipment.  On June 1, 2003, the Bank began leasing a branch building that has been classified as a capital lease for financial accounting purposes. This lease is for an initial ten year period with additional renewal options and purchase options.

On March 15, 2004, the Bank began leasing property in Knoxville, Tennessee on thich the Cedar Bluff branch operates.  This lease has been classified as an operating lease for financial accounting purposes.  The initial tern of the lease is for twenty years with four renewal option periods of five years.  The bank has other leases with are classified as operating leases and provide for monthly payments over 12 to 180 months.  Total lease expense under noncancellable operating leases for the years ended December 31, 2007 and 2006 totaled $106 and $97 respectively.

The following is a schedule by years of future minimum rental payments required under all noncancellable operating and capital leases as of December 31, 2007:
	Capital	Operating
	Lease	Leases	Total
2008	$ 33	$ 92	$ 125
2009	36	89	125
2010	36	87	123
2011	36	82	118
2012	36	79	115
Thereafter	10	504	514
Total minimum lease payments	187	$ 933	$ 1,120
Less amount representing interest	16
Present value of minimum lease payments	$ 171

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Bank's primary business activity is with customers located within East Tennessee.  As of December 31, 2007 the Bank had concentrations of loans secured by commercial properties and residential and other properties as shown in Note 4.  The usual risk associated with such concentrations is generally mitigated by being spread over several hundred unrelated borrowers and by adequate collateral loan-to-value ratios.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold.  For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Investment Securities available for sale- Quoted market prices are used to determine the estimated fair value of investment securities.

Federal Home Loan Bank Stock – Management does not consider it practicable to estimate the fair value of FHLB stock and also considers its carrying value to be immaterial in relation to the Company’s other financial instruments.  Therefore, no estimate of fair value is disclosed.

Loans Held for Sale – Loans held for sale are generally short-term in nature and recorded book value is considered to approximate fair value.

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

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Obligation Under Capital Lease - For 2007 and 2006, the book value approximates fair value since interest rates would not have changed significantly since this obligation was incurred.

Subordinated Debentures – The fair value of the Company’s fixed rate subordinated debentures is estimated using discounted cash flows based on rates currently available to the Company for a similar type of borrowing arrangement.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  The fair value of these items is not material to the Bank as of December 31, 2007 and 2006.

The recorded book value and estimated fair value of the Bank's financial instruments as of December 31, 2007 and 2006 are as follows:
	2007		2006
	Recorded	Estimated	Recorded	Estimated
	Book Value	Fair Value	Book Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$12,439	$12,439	$15,167	$15,167
Investment securities available for sale	$32,890	$32,890	$20,156	$20,156
Loans held for sale	$1,511	$1,511	$788	$788
Net loans	$145,951	$147,760	$141,263	$143,270

FINANCIAL LIABILITIES:
Deposits	$163,185	$164,315	$153,352	$154,231
Securities sold under agreements to repurchase	$811	$811	$303	$303
Advances from federal home loan bank	$18,500	$18,926	$12,500	$12,504
Subordinated debentures	$2,062	$2,062	$2,062	$2,226
Obligation under capital lease	$171	$171	$195	$195

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to Tennessee Valley Financial Holdings, Inc. is as follows (amounts in thousands):

CONDENSED BALANCE SHEETS
	As of December 31,
	2007	2006
Assets:
Cash in bank	$90	$264
Investment in common stock of TNBank	18,541	18,114
Other assets	211	184
Total assets	$18,842	$18,562

Liabilities:
Subordinated debentures	$2,062	$2,062
Other liabilities	43	-
Total liabilities	2,105	2,062

Shareholders' equity:
Common stock	1,510	1,501
Treasury stock	(7)	-
Capital in excess of par value	11,488	11,319
Retained earnings	3,746	3,680
Total shareholders' equity	16,737	16,500
Total liabilities and shareholders’ equity	$18,842	$18,562

CONDENSED STATEMENTS OF INCOME

	For the years ended December 31,
	2007	2006

Income - dividends from TNBank	$135	$-
Operating expenses	(381)	(321)
Income before income tax benefit and equity in undistributed net income of TNBank	(246)	(321)
Income tax benefit	146	123
Equity in undistributed net income of TNBank	343	980
Net income	$243	$782

TENNESSEE VALLEY FINANCIAL HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$243	$782
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Equity in undistributed net income of TNBank	(343)	(980)
Stock-based compensation	37	72
Issuance of stock in lieu of directors’ fees	63	100
(Increase) decrease in other assets	(27)	(12)
Increase in other liabilities	43	-
Net cash provided (used) by operating activities	16	(38)

Cash Flows From Investing Activities:
Capital investment in TnBank	(36)	(5,269)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	5,498
Purchase of treasury stock	(36)	-
Cash dividends paid	(118)	-
Net cash provided by (used in) financing activities	(154)	5,498

Net Increase (Decrease) in Cash and Cash Equivalents	(174)	191
Cash and Cash Equivalents, Beginning of Period	264	73
Cash and Cash Equivalents, End of Period	$90	$264

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information called for by this Item, to the extent it relates to our directors or to filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to our 2008 Proxy Statement.

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

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, vice president (principal accounting officer) and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Kenneth F. Scarbro, Vice President and Chief Financial Officer, TnBank, 401 S. Illinois Avenue, Oak Ridge TN  37830.

The remainder of this item is incorporated by reference to the sections entitled “Management of the Company” and “Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement.

ITEM 10 - EXECUTIVE COMPENSATION

This item is incorporated by reference to the sections entitled “Executive Compensation,” “Stock Options” and “Directors' Compensation” of our 2008 Proxy Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference to the section entitled “Information Regarding Certain Beneficial Owners” of our 2008 Proxy Statement.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our 2008 Proxy Statement.

PART IV

ITEM 13 - EXHIBITS

        3.1*              Charter of Tennessee Valley Financial Holdings, Inc.
3.(ii)                      Bylaws, as amended, of Tennessee Valley Financial Holdings, Inc.
21.1                      Subsidiaries of Tennessee Valley Financial Holdings, Inc.

23.1                      Consent of Independent Registered Public Accounting Firm

31.1	Certification of Thomas E. Tuck, Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kenneth F. Scarbro, Chief Financial Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Thomas E. Tuck, Chief Executive Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kenneth F. Scarbro, Chief Financial Officer of Tennessee Valley Financial Holdings, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________
* Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 13, 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our 2008 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) or the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                           Tennessee Valley Financial Holdings, Inc.

                                                                                               By: /s/ Thomas E. Tuck
                                                                                               Thomas E. Tuck
                                   President and CEO
                                                                                                                                           Date:  March 31, 2008

/s/ Kenneth F. Scarbro                                                                                                     /s/ Thomas E. Tuck
Kenneth F. Scarbro                                                                                                          Thomas E. Tuck
Vice President and                                                                                                            President and Chief
Chief Financial Officer                                                                                                     Executive Officer, Director
Date:  March 31, 2008                                                                                                      Date:  March 31, 2008

/s/ J. Frank Jamison                                                                                                         /s/ A.P. Cappiello
J. Frank Jamison                                                                                                              A.P. Cappiello
Director                                                                                                                             Director
Date:  March 31, 2008                                                                                                      Date:  March 31, 2008

/s/ Larry Beeman                                                                                                             /s/ Terry L. Kerbs
Larry Beeman                                                                                                                  Terry L. Kerbs
Director                                                                                                                            Director
Date:  March 31, 2008                                                                                                     Date:  March 31, 2008

/s/ Thomas D. Moye                                                                                                      /s/ William Robert Witt
Dr. Thomas D. Moye, Jr.                                                                                               William Robert Witt
Director                                                                                                                             Director
Date:  March 31, 2008                                                                                                     Date:  March 31, 2008