Form 10-Q
period 2008-03-31
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-05-15
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

                                                    ☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-49863

Tennessee Valley Financial Holdings, Inc.
(Exact name of small business issue as specified in its charter)

Tennessee	45-0471419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 South Illinois Avenue Oak Ridge, Tennessee	37830
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (865) 483-9444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock (par value $1.00 per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):
LargeAccelerated Filer                   ☐                            Accelerated Filer                                 ☐
Non-Accelerated Filer                    ☐                            Smaller reporting company                ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act                 Yes ☐   No  ☒

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,516,053 as of May 6, 2008.

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	March 31,2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$10,669	$3,000
Federal funds sold	3,660	9,439
Cash and cash equivalents	14,329	12,439

Investment securities available for sale, at fair value	39,144	32,890
Loans, net	140,920	145,951
Loans held for sale, at fair value	689	1,511
Federal Home Loan Bank Stock, at cost	834	703
Banking premises and equipment, net	7,061	7,136
Accrued interest receivable	1,045	1,188
Deferred income tax benefit	357	381
Other real estate owned	1,852	363
Prepaid expenses and other assets	334	242
Total Assets	$206,565	$202,804

Liabilities and Stockholders’ Equity
Deposits	$158,942	$163,185
Borrowings	29,365	21,544
Accrued interest payable	1,155	1,180
Other liabilities	271	158
Total liabilities	189,733	186,067

Stockholders’ Equity
Common stock, $1.00 par value, 2,000,000 shares authorized, 1,516,053 issued and outstanding at March 31, 2008, 1,510,431 issued and outstanding at December 31, 2007	1,516	1,510
Treasury stock, 40 shares	(2)	(7)
Capital in excess of par value	11,555	11,488
Retained earnings	3,594	3,768
Accumulated other comprehensive income (loss)	169	(22)

Total Stockholders’ Equity	16,832	16,737

Total Liabilities and Stockholders’ Equity	$206,565	$202,804

*Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share data)
Interest Income:
Loans, including fees	$2,582	$2,957
Investment securities	432	234
Federal funds sold	59	186
Other interest income	60	10
Total interest income	3,133	3,387

Interest Expense:
Deposits	1,396	1,490
Advances from the Federal Home Loan Bank and other borrowings	285	186
Total interest expense	1,681	1,676

Net interest income	1,452	1,711

Provision for loan losses	230	96

Net interest income after provision for loan losses	1,222	1,615

Noninterest income:
Service charges on deposit accounts	158	124
Fees on sale of mortgage loans	120	87
Net gains on sales of investment securities available for sale	12	5
Other income	16	19
Total noninterest income	306	235

Noninterest expense:
Salaries and employee benefits	724	714
Net occupancy expense	277	248
Data processing fees	157	166
Advertising and promotion	12	34
Office supplies and postage	22	32
Legal and professional	75	81
Director’s fees	30	30
Loan expense	47	61
Other	231	168
Total noninterest expense	1,575	1,534

Income (loss) before income tax expense	(47)	316
Income tax expense (benefit)	(24)	99
Net Income (loss)	$(23)	$217

Earnings per Common Share
Basic	$(0.02)	$0.14
Diluted	$(0.02)	$0.14

Weighted average common shares (Denominator Basic EPS)	1,515,095	1,505,628
Dilutive effect of stock options	--	33,962

Weighted average common shares and common stock equivalents
(Denominator Diluted EPS)	1,515,095	1,539,590

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury Stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity
	(In thousands, except share and per share data)
Balances at December 31, 2007	$1,510	$(7)	$11,488	$3,768	$(22)	$16,737

Net loss				(23)		(23)

Other comprehensive income					191	191

Cash dividends paid				(78)		(78)

Stock dividends issued through DRIP	6		67	(73)		--

Issuance of stock in lieu of directors’ fees		5				5

Balances at March 31, 2008	$1,516	$(2)	$11,555	$3,594	$169	$16,832

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(23)	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	230	96
Amortization of premium on investment securities	104	80
Deferred tax benefit	24	--
Decrease in unearned fees	(12)	--
Depreciation	9	9
Net gain on sale of available for sale securities	(12)	(5)
Net gain on mortgage loans sold	(120)	(87)
Net increase in mortgage loans held for sale	--	(559)
Originations of loans held for sale	(4,776)	--
Proceeds from sales of loans	5,718	--
Gain on sales of other real estate owned	(7)	--
Stock based compensation	--	3
Issuance of stock in lieu of director’s fees	5	21
Net (increase) decrease in:
Accrued interest receivable	143	89
Prepaid expenses and other assets	(92)	(1)
Net increase (decrease) in:
Accrued interest payable	(25)	--
Other liabilities	113	2
Net cash provided by operating activities	1,279	(135)

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	7,764	227
Proceeds from maturities and calls of investment securities available for sale	3,993	649
Principal payments received	1,199	--
Purchases of investment securities available for sale	(19,016)	(2,665)
Purchase of Federal Home Loan Bank Stock	(131)	(9)
Loans originated, net of payments received	3,286	(2,561)
Additions to banking premises and equipment	(29)	(207)
Proceeds from sales of foreclosed real estate	45	--
Net cash used in investing activities	(2,889)	(4,566)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	(4,243)	15,866
Cash dividends paid	(78)	(120)
Net increase in securities sold under agreements to repurchase	327	--
Net increase in advances from Federal Home Loan Bank	7,500	--
Decrease in obligation under capital lease	(6)	(8)
Net cash provided by financing activities	3,500	15,738

Net Increase in Cash and Cash Equivalents	1,890	11,037

Cash and Cash Equivalents, Beginning of Period	12,439	15,167

Cash and Cash Equivalents, End of Period	$14,329	$26,204

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$1,681	$1,673
Income taxes paid	$0	$188

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate through foreclosure	$1,571	$--
Change in unrealized gain on available for sale investment securities	$316	$13
Change in deferred tax associated with unrealized gain or loss on investment securities available for sale	$(125)	$5
Change in net unrealized gain on available for sale investment securities	$191	$8

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months EndedMarch 31,
	2008	2007
	(In thousands)
Net income (loss)	$(23)	$217
Other comprehensive income, net of tax:
Unrealized gains/loss on investments securities	328	8
Reclassification adjustment for gain included in net income	(12)	(5)
Income taxes related to unrealized gain or loss on investment securities	(125)	5
Other comprehensive income, net of tax	191	8
Comprehensive income	$168	$225

The accompanying notes are an integral part of these financial statements.

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2008.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of March 31, 2008, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $5.6 million and commitments to advance existing home equity and other credit lines in the amount of $19.7 million. In addition, the Company has also conveyed $1.0 million in standby letters of credit.

Note 3 – Loans

Loans at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate
Commercial real estate	$33,824	$34,350
Construction and land development	38,537	41,325
Residential and other properties	51,762	51,917
Total loans secured by real estate	124,123	127,592

Commercial and industrial	8,596	9,541
Consumer and other	10,396	11,179

Less: Allowance for loan losses	(2,130)	(2,284)
Less: Unearned fees	(65)	(77)
Loans, net	$140,920	$145,951

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about non-performing assets for the three months ended March 31, 2008 and twelve months ended December 31, 2007 were as follows:

Allowance for Loan Losses

	March 31, 2008	December 31, 2007
	(In thousands)
Balance at beginning of year	$ 2,284	$ 1,578
Charge-offs	(391)	(757)
Recoveries	7	24
Provision – charged to expense	230	1,439
Balance, end of period	$ 2,130	$ 2,284

Non-Performing Assets

	March 31, 2008	December 31, 2007
	(In thousands)
Non-accrual loans	$ 1,924	$ 3,230
Loans past due greater than 90 days past due and still accruing interest	410	1,016
Restructured loans	187	172
Other real estate owned	1,852	363
Total	$ 4,373	$ 4,781

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Loss (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income (loss) available to common shareholders	$(23)	1,515,095	$217	1,505,628
Effect of dilutive securities Stock options outstanding	--	--	--	33,962
Diluted EPS Income (loss) available to common shareholders plus assumed conversions	$(23)	1,515,095	$217	1,539,590

Note 5 – Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”.  SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value.  It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of select eligible financial instruments at fair value at specified election dates.  Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS 157 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of the observable inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structures or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Note 5 – Fair Value Measurement (Continued)

Loans
The corporation does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once the loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

March 31, 2008
	Fair Value Measurement Using			Total Carrying Amount In Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
(amounts in thousands)

Securities, available for sale	--	$ 39,144	--	$ 39,144	$ 39,144

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

March 31, 2008
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
(amounts in thousands)

Loans	--	--	$ 1,312	$ 1,663	$ 1,312

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2008 AND 2007

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank, which commenced operations on May 30, 1995.

For the three months ending March 31, 2008 we had a net loss of $(23,000) or $(0.02) per share as compared to income of $217,000 or $0.14 per share for the corresponding period in 2007. The decrease for the first quarter of 2008 was due to a decrease in net interest income and an increase in loan loss provision.  Net interest income after provision for loan losses decreased $393,000, or 24.3%, to $1.2 million at March 31, 2008 as compared to $1.6 million at March 31, 2007.  The table below represents certain key financial ratios for the first quarter of 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
Return on Average Assets	(0.04%)	0.45%
Return on Average Equity	(0.56%)	5.33%
Earnings per share – basic	$ (0.02)	$ 0.14

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended December 31, 2007 included in the Tennessee Valley Financial Holdings, Inc. 2007 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policy to be most critical in its potential effect on our financial position or results of operations:

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

NET INTEREST INCOME

Net interest income was $1.5 million for the first quarter of 2008, a decrease of approximately 15% or $259,000 over the same period in 2007. The decrease in net interest income was due primarily to a decrease in the yield of interest earning assets. The net interest margin (annualized) declined to 3.01% as of March 31, 2008 compared to 3.75% for March 31, 2007.  Yield on interest earning assets (annualized) declined to 6.50% as of March 31, 2008, as compared to 7.41% as of March 31, 2007.  Average loans increased approximately $334,000 to $146.8 million at March 31, 2008, as compared to $146.5 million at March 31, 2007. Average loans were approximately 76% of total earning assets at March 31, 2008 and 80% at March 31, 2007.

The yield on average earning assets decreased 91 basis points for the first quarter of 2008 as compared to the first quarter of 2007. The decrease in the overall interest rate environment from the current period as well as the prior year period has significantly decreased overall yields on the loan portfolio and federal funds sold.  Yields on average loans decreased 100 basis points from March 31, 2007 to March 31, 2008, while yields on federal funds sold, on which rates can change overnight, decreased 195 basis points for the same period.  Due to a management strategy focusing on purchasing investments with higher yields and extended maturities because of  the declining interest rate environment, investment yields have increased 44 basis points from 4.56% at March 31, 2007, to 5.00% at March 31, 2008.

Total interest expense was approximately $1.7 million for the first quarter of 2008 and 2007.  Because the volume of interest bearing liabilities has increased and the rate on interest bearing liabilities has decreased, total interest expense has remained steady.  Average interest bearing liabilities increased from $162.9 million for the first quarter of 2007 to 173.0 million for the same period in 2008, while the rate on average interest bearing liabilities decreased 21 basis points from 4.12% at March 31, 2007, to 3.91% at March 31, 2008.  The average cost of borrowed funds decreased 59 basis points from 4.93% to 4.34% at March 31, 2007 and 2008, respectively.  This decrease is directly related to the declining interest rate environment.

Average Balance Sheet

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)

Bank owned certificates of deposit	$4,560	$37	3.26%	--	--	--

Fed Funds Sold	7,065	59	3.36%	14,740	186	5.31%

Investment securities	34,723	432	5.00%	20,830	234	4.56%

Federal Home Loan Bank Stock	759	23	12.19%	643	10	6.31%

Loans	146,837	2,582	7.07%	146,503	2,957	8.07%

Total earning assets	193,944	3,133	6.50%	182,716	3,387	7.41%

Other assets	12,015			11,081

Total Assets	$205,959			$193,797

Interest-bearing deposits	$146,637	1,396	3.83%	$147,815	1,490	4.03%

Securities sold under agreements to repurchase and other borrowings	26,392	285	4.34%	15,115	186	4.93%

Total Interest Bearing Liabilities	173,029	1,681	3.91%	162,930	1,676	4.12%

Non-Interest Bearing Deposits	15,003			13,061

Cost of funds			3.60%			3.83%

Other liabilities	1,340			1,530

Total Stockholders' Equity	16,587			16,276

Total Liabilities and Stockholders' Equity	$205,959			$193,797

Net interest income		1,452			$1,711

Net interest spread			2.59%			3.29%

Net interest margin			3.01%			3.75%

Our profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. During the latter half of 2007 and the first quarter of 2008, short-term interest rates have incrementally declined as a result of rate reductions by the Federal Reserve Bank.  Approximately 30% of the company's earning assets are directly affected by these rate reductions, while interest bearing liabilities are based on market rates.  We will be affected by changes in levels of interest rates and other economic factors beyond our control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of March 31, 2008, we had a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $230,000 for the first quarter of 2008, compared to $96,000 for the first quarter of 2007. The balance of the allowance for loan losses at March 31, 2008 was $2.13 million (1.49% of gross loans) compared to $2.28 million (1.54% of gross loans) at December 31, 2007. Net charge-offs for the first quarter of 2008 were $384,000 compared to $55,000 for the first quarter of 2007. As a percentage of average loans, the annualized rate of net charge-offs was 1.05% for the first quarter of 2008 compared to a 0.15% ratio for the same period 2007.  The increase in the provision for loan losses and charge-offs is attributable to a general economic slowdown affecting mainly consumer loans and residential and construction real estate loans.

Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
	2008	2007
Average Loans Outstanding	$146,837	$146,503

Allowance at beginning of period	2,284	1,578

Charge-offs:
Commercial, financial and agricultural	33	--
Real Estate – construction	166	--
Real Estate – residential	101	--
Real Estate – nonfarm, nonresidential	3	--
Installment – consumer	88	62
Total charge-offs	391	62

Recoveries:
Commercial, financial and agricultural	2	--
Real Estate – construction	--	--
Real Estate – residential	--	1
Real Estate – nonfarm, nonresidential	--	--
Installment – consumer	5	6
Total Recoveries	7	7

Net charge-offs	384	55
Provision for loan losses	230	96
Balance at end of period	$2,130	$1,619

Ratio of net charge-offs during the period to average loans outstanding during the period	0.26%	0.04%

As of March 31, 2008, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a quarterly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NONINTEREST INCOME

Total noninterest income was approximately $306,000 for the first quarter of 2008 compared to $235,000 for the same period in 2007. This increase is due primarily to the increase of service charges on deposit accounts and fees on mortgage loans held for sale.  Management instituted price increases on several deposit products in the fist quarter of 2008 in an effort to enhance profits while keeping our pricing in line with our competition.

NONINTEREST EXPENSE

Noninterest expense totaled approximately $1.6 million for the first quarter of 2008 as compared to $1.5 million during the first quarter of 2007. Noninterest expense (annualized) as a percent of total average assets was 3.08% for the first quarter of 2008 compared to 3.16% for the first quarter of 2007. The increase in noninterest expense during the first quarter of 2008 as compared to the same period in 2007 can be primarily attributed to increases in salaries and employee benefits, net occupancy expense, and other expenses related to the opening of the 5th permanent branch location in November 2007.  Though noninterest expense increased, noninterest expense as a percent of total average assets decreased 8 basis points due to asset growth.

INCOME TAXES

The Company recognizes income taxes under the asset and liability method established in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. Our deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgment relating to the ability to realize such assets.

We recognized income tax benefit of $24,000 for the first quarter of 2008 as compared to income tax expense of $99,000 for the first quarter of 2007. The effective income tax rate for the Company was (51.1%) for the first quarter of 2008 and 31.3% for the first quarter of 2007.

BALANCE SHEET ANALYSIS - COMPARISON OF MARCH 31, 2008 TO DECEMBER 31, 2007

Assets totaled $206.6 million at March 31, 2008 as compared to $202.8 million at December 31, 2007, an increase of 1.9%. The primary categories of asset growth were a $7.7 million increase in cash and due from banks and a $6.3 million increase in investment securities.  These increases were accompanied by a $5.8 million decrease in federal funds sold and a $5.0 million decrease in loans.

INVESTMENT SECURITIES

Investment securities were approximately $39.1 million, or 18.95% of total assets, at March 31, 2008, an increase of $6.3 million from December 31, 2007. We purchased $19.0 million in investment securities during the first quarter of 2008, while maturities, calls, sales and principal pay-downs provided cash of $13.0 million.  The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, and investment grade corporate debt securities. Mortgage-backed issues comprised 54.7% of the portfolio at March 31, 2008 and 45.6% at December 31, 2007.

At March 31, 2008 and December 31, 2007, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized gain on investment securities available for sale was $281,000 at March 31, 2008, compared to an unrealized loss of $36,000 as of December 31, 2007, primarily resulting from changes in the bond market and a management strategy to improve yields with the bond portfolio. Because the fair value of securities fluctuates with the movement of interest rates, during the first quarter of 2008, bonds with more favorable yields have been purchased and bonds with poor yields have been sold in order to combat the declining interest rate environment.

LOANS

During the first quarter of 2008, loans decreased $5.0 million to $140.9 million at March 31, 2008.

Loans by Type

	March 31, 2008	December 31, 2007
Loans secured by real estate:
Commercial properties	$33,824	$34,350
Construction and land development	38,537	41,325
Residential and other properties	51,762	51,917
Total loans secured by real estate	124,123	127,592

Commercial and industrial loans	8,596	9,541
Consumer loans and other	10,396	11,179

Less: Allowance for loan losses	(2,130)	(2,284)
Unearned loan fees	(65)	(77)
Net loans	140,920	145,951

Included in the above may be loans which have been classified as impaired, pursuant to SFAS No. 114.

Non-Performing Assets

	March 31, 2008	December 31, 2007

Non-accrual loans(1)	$ 1,924	$ 3,230
Loans past due greater than 90 days and still accruing interest	410	1,016
Restructured loans	187	172
Other real estate owned	1,852	363

Total non-performing assets	$ 4,373	$ 4,781

(1) Included in non-accrual loans are $1,924,000 and $3,230,000 of loans considered impaired as of March 31, 2008 and December 31, 2007, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had Other Real Estate Owned of $1.9 at March 31, 2008, as compared with $363,000 at December 31, 2007. We have four relationships that are considered restructured as defined by accounting standards. The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits decreased approximately $4.2 million to $158.9 million at March 31, 2008, from $163.2 million at December 31, 2007. This decrease is result of the declining interest rate environment and general economic slowdown.  Core deposits, which include regular savings, money market, NOW and demand deposits, were $58.9 million, or 37.1% of total deposits, at March 31, 2008. Core deposits were $59.1 million or 36.2% of total deposits at December 31, 2007. Time deposits totaled $100.0 million at March 31, 2008, a decrease of approximately $4.1 million from $104.1 million at December 31, 2007.

Deposit Balances By Type

	March 31, 2008	December 31, 2007*
Demand Deposits:
Noninterest bearing demand accounts	$13,608	$16,727
NOW and money market accounts	41,720	38,846
Savings accounts	3,567	3,522
Total demand deposits	58,895	59,095

Term Deposits:
Less than $100,000	60,500	55,003
$100,000 or more	39,547	49,087
Total Term Deposits	100,047	104,090

Total Deposits	$158,942	$163,185

CAPITAL

During the first quarter of 2008, stockholders' equity increased $95,000 to $16.8 million at March 31, 2008, from $16.7 million at December 31, 2007. The change in stockholder’s equity was due primarily to net loss of $23,000 and a cash dividend paid of $78,000 which was offset by a $191,000 increase in accumulated other comprehensive income.  A 2007 dividend of $0.10 per share was paid on January 15, 2008, based on shareholders of record as of November 30, 2007.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At March 31, 2008
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement
Total Capital as a percentage of risk-weighted assets	13.5%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	12.2%	6.0%	4.0%
Tier 1 Capital to average assets	9.1%	5.0%	4.0%

	At December 31, 2007
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement
Total Capital as a percentage of risk-weighted assets	13.1%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	11.9%	6.0%	4.0%
Tier 1 Capital to average assets	9.5%	5.0%	4.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At March 31, 2008, we held $39.1 million in available-for-sale securities and deposits totaled $158.9 million. We had $18.5 million of available federal funds lines and approximately $10.0 million of available borrowings from the Federal Home Loan Bank as of March 31, 2008.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At March 31, 2008, we had $1.1 million in repurchase agreement balances outstanding.

At March 31, 2008, we had capital of $16.8 million, or 8.1% of total assets as compared to $16.7 million, or 8.3% at December 31, 2007. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), Implementation Issue No. E23, “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative  Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 4(T) – CONTROLS AND PROCEDURES.

We maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight of our financial reporting process.

Management, including our President and Chief Executive Officer and its Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that the controls and procedures ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

                   None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                    None.

Item 3.       Defaults Upon Senior Securities

                    None.

Item 4.       Submission of Matters to a Vote of Security Holders

            None.
Item 5.       Other Information

                    None.

Item 6.        Exhibits

                     31.1  Section 302 Certification of the Chief Executive Officer

                     31.2  Section 302 Certification of the Chief Financial Officer

                     32.1 Section 906 Certification of the Chief Executive Officer

                     32.2 Section 906 Certification of the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                          Tennessee Valley Financial Holdings, Inc.

Date: May 15, 2008                                                                                                                        By:  Kenneth F. Scarbro
                                                                                                                                                                  Kenneth F. Scarbro, Chief Financial Officer and Vice President
                                                                                                                                                                  (principal accounting and financial officer)