Form 10-Q
period 2008-06-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-08-14
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

    ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

    ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-49863

Tennessee Valley Financial Holdings, Inc.
(Exact name of samll business issue as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act     Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,516,053 on August 7, 2008.

Index

PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements

Consolidated Statements of Financial Condition as of June 30, 2008 (Unaudited) and December 31, 2007
Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)
Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)
Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2008 and 2007 (Unaudited)
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative And Qualitative Disclosures About Market Risk
Item 4T	Controls And Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6.	Exhibits

Signature

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$8,072	$3,000
Federal funds sold	528	9,439
Cash and cash equivalents	8,600	12,439

Investment securities available for sale, at fair value	38,772	32,890
Loans, net	139,331	145,951
Loans held for sale, at fair value	1,307	1,511
Federal Home Loan Bank Stock, at cost	845	703
Banking premises and equipment, net	6,990	7,136
Accrued interest receivable	1,053	1,188
Deferred income tax benefit	872	381
Other real estate owned	1,743	363
Prepaid expenses and other assets	309	242
Total Assets	$199,822	$202,804

Liabilities and Stockholders’ Equity
Deposits	$153,789	$163,185
Borrowings	28,711	21,544
Accrued interest payable	1,205	1,180
Other liabilities	276	158
Total Liabilities	183,981	186,067

Stockholders’ Equity
Common stock, par value $1, authorized 2,000,000 shares, issued and outstanding, 1,516,053 shares at June 30, 2008 and 1,510,431 shares at December 31, 2007, respectively	1,516	1,510
Treasury stock	(8)	(7)
Capital in excess of par value	11,555	11,488
Retained earnings	3,437	3,768
Accumulated other comprehensive loss	(659)	(22)
Total Stockholders’ Equity	15,841	16,737

Total Liabilities and Stockholders’ Equity	$199,822	$202,804

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$2,307	$3,000	$4,889	$5,957
Investment securities	498	242	930	476
Federal funds sold	12	183	71	369
Other interest income	50	11	110	21
Total interest income	2,867	3,436	6,000	6,823

Interest expense:
Deposits	1,196	1,497	2,592	2,987
Borrowings	294	187	579	373
Total interest expense	1,490	1,684	3,171	3,360

Net interest income	1,377	1,752	2,829	3,463

Provision for loan losses	394	222	624	318

Net interest income after provision for loan losses	983	1,530	2,205	3,145

Noninterest income:
Service charges on deposit accounts	204	142	362	266
Fees on sale of mortgage loans	95	148	215	235
Net gains on sales of investment securities available for sale	1	--	13	5
Net gains (losses) on repossessed assets and other real estate owned	(89)	--	(85)	6
Other income	19	42	31	55
Total noninterest income	230	332	536	567

Noninterest expense:
Salaries and employee benefits	695	725	1,419	1,439
Net occupancy expense	275	231	552	479
Data processing fees	171	168	328	334
Advertising and promotion	18	31	30	65
Office supplies and postage	18	51	40	83
Legal and professional	97	97	172	178
Loan expense	20	76	67	137
Other	249	254	510	452
Total noninterest expense	1,543	1,633	3,118	3,167

Income before income tax expense (benefit)	(330)	229	(377)	545
Income tax expense (benefit)	(173)	65	(197)	164
Net income (loss)	$(157)	$164	$(180)	$381

Earnings (loss) per common share
Basic	$(0.10)	$0.11	$(0.12)	$0.25
Diluted	$(0.10)	$0.11	$(0.12)	$0.25

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury Stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
Balances at December 31, 2007	$1,510	$(7)	$11,488	$3,768	$(22)	$16,737

Net loss				(180)		(180)

Other comprehensive loss					(637)	(637)

Cash dividends paid				(78)		(78)

Stock dividends issued through DRIP	6		67	(73)		-

Purchase of treasury stock		(14)				(14)

Issuance of stock in lieu of directors’ fees		13				13

Balances at June 30, 2008	$1,516	$(8)	$11,555	$3,437	$(659)	$15,841

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(180)	$381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	624	318
Amortization of premium on investment securities	24	17
Deferred tax benefit	(491)	-
Decrease in unearned fees	(18)	(28)
Depreciation	208	160
Net gain on sale of available for sale securities	(13)	(5)
Net gain on mortgage loans sold	(215)	(235)
Originations of mortgage loans held for sale	(10,739)	(12,400)
Proceeds from sales of mortgage loans	11,158	11,986
Loss on sales of other real estate owned	69	-
Stock-based compensation	-	17
Issuance of stock in lieu of directors’ fees	13	21
Net (increase) decrease in:
Accrued interest receivable	135	50
Prepaid expenses and other assets	(67)	93
Net increase (decrease) in:
Accrued interest payable	25	(78)
Other liabilities	118	(29)
Net cash provided by operating activities	651	268

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	8,057	227
Proceeds from maturities and calls of investment securities available for sale	4,361	851
Principal repayments received	1,918	634
Purchases of investment securities available for sale	(20,866)	(3,590)
Purchase of FHLB stock	(142)	(69)
Loans originated, net of payments received	4,421	(5,410)
Additions to banking premises and equipment	(62)	(487)
Proceeds from sales of foreclosed real estate	144	7
Net cash used in investing activities	(2,169)	(7,837)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	(9,396)	3,155
Purchase of treasury stock	(14)	(22)
Cash dividends paid	(78)	(120)
Net increase in securities sold under agreements to repurchase	180	1
Net increase (decrease) in advances from Federal Home Loan Bank	7,000	(500)
Decrease in obligation under capital lease	(13)	(12)
Net cash provided (used) by financing activities	(2,321)	2,502

Net Decrease in Cash and Cash Equivalents	(3,839)	(5,067)

Cash and Cash Equivalents, Beginning of Period	12,439	15,167

Cash and Cash Equivalents, End of Period	$8,600	$10,100

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$3,171	$3,354
Income taxes paid	$0	$200

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate through foreclosure	$1,571	$150
Change in unrealized loss on available for sale investment securities, net of tax	$(637)	$(94)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)  (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net income (loss)	$(180)	$381
Other comprehensive loss, net of tax:
Unrealized loss on investments securities	(945)	(276)
Reclassification adjustment for gain included in net income	(13)	(5)
Income taxes related to unrealized gain or loss on investment securities	321	104
Other comprehensive loss, net of tax	(637)	(177)
Comprehensive income (loss)	$(817)	$204

The accompanying notes are an integral part of these financial statements.

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2008.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of June 30, 2008, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $3.1 million and commitments to advance existing home equity and other credit lines in the amount of $17.8 million. In addition, the Company has also conveyed $1.3 million in standby letters of credit.

Note 3 – Loans

Loans at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate
Commercial real estate	$38,719	$34,350
Construction and land development	32,895	41,325
Residential and other properties	50,257	51,917
Total loans secured by real estate	121,871	127,592

Commercial and industrial	11,815	9,541
Consumer and other	7,757	11,179

Less: Allowance for loan losses	(2,052)	(2,284)
Less: Unearned fees	(60)	(77)
Loans, net	$139,331	$145,951

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans 90 days past due but still accruing interest for the six months ended June 30, 2008 and twelve months ended December 31, 2007 were as follows:

Allowance for Loan Losses

	June 30, 2008	December 31, 2007
	(In thousands)
Balance at beginning of year	$2,284	$1,578
Provision for loan losses	624	1,439
Loans charged off	(866)	(757)
Recoveries of loans charged off	10	24
Ending balance	$2,052	$2,284

Non-Performing Assets

	June 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans	$1,889	$3,230
Loans past due greater than 90 days and still accruing interest	430	1,016
Restructured loans	184	172
Other real estate owned	1,743	363

Total	$4,246	$4,781

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(157)	1,516,053	$164	1,510,042
Effect of dilutive securities Stock options outstanding	-	-	-	38,715
Diluted EPS Income available to common shareholders plus assumed conversions	$(157)	1,516,053	$164	1,548,757

Note 4 – Earnings Per Share of Common Stock (Continued)

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(180)	1,515,574	$381	1,507,847
Effect of dilutive securities Stock options outstanding	-	-	-	37,360
Diluted EPS Income available to common shareholders plus assumed conversions	$(180)	1,515,574	$381	1,545,207

Note 5 – Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.”  SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of select eligible financial instruments at fair value at specified election dates.  Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of the observable inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Note 5 – Fair Value Measurement (Continued)

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

Loans
The corporation does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once the loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008
	Fair Value Measurement Using			Total Carrying Amount In Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Securities, available for sale	--	$ 38,772	--	$38,772	$38,772

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

	June 30, 2008
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Loans	--	--	$1,209	$1,209	$1,209

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2008 AND 2007

GENERAL

We are a Tennessee bank holding company which acquired TNBank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the TNBank which commenced operations on May 30, 1995.

For the quarter ended June 30, 2008, we had a net loss of $(157,000) or $(0.10) per share as compared to net income of $164,000 or $0.11 per share for the corresponding period in 2007.  For the first six months of 2008, we had a net loss of $(180,000) or $(0.12) per share as compared to net income of $381,000 or $0.25 per share for the first six months of 2007.  The decrease in net income for the three months and six months ended June 30, 2008 was due to a decrease in net interest income and an increase in the loan loss provision.  Net interest income after provision for loan losses for the three months ended June 30, 2008, decreased $547,000, or 55.6%, to $983,000 as compared to $1.53 million for the three months ended June 30, 2007.  Net interest income after provision for loan losses decreased $940,000, or 42.6%, to $2.2 million as compared to $3.1 million for the six months ended June 30, 2008 and 2007 respectively.   The table below represents certain key financial ratios for the first quarter of 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
Return on Average Assets	(0.18%)	0.39%
Return on Average Equity	(2.18%)	4.65%
Earnings per share – basic	$ (0.12)	$ 0.25

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended December 31, 2007 included in the Tennessee Valley Financial Holdings, Inc. 2007 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies, with respect to the methodology for our determination of the allowance for loan losses, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policy to be most critical in its potential effect on our financial position or results of operations:

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

NET INTEREST INCOME

Net interest income was $1.4 million for the three months ended June 30, 2008, a decrease of approximately 21.4% or $375,000 over the same period in 2007.  Net interest income for the six months ended June 30, 2008 was $2.8 million as compared to $3.5 million for the same period in 2007, a decrease of $634,000 or 18.3%.  The decrease in net interest income was due primarily to a decrease in the yield of interest earning assets. The net interest margin (annualized) declined to 2.95% as of June 30, 2008 as compared to 3.81% for June 30, 2007.  Yield on interest earning assets (annualized) declined to 6.27% as of June 30, 2008, as compared to 7.48% as of June 30, 2007.  Average loans decreased approximately $1.4 million to $145.2 million at June 30, 2008, as compared to $146.6 million at June 30, 2007. Average loans were approximately 75% of total earning assets at June 30, 2008 and 80% at June 30, 2007.

The yield on average earning assets decreased 121 basis points for the first two quarters of 2008 as compared to the first two quarters of 2007. The decrease in the overall interest rate environment from the prior year period has significantly decreased overall yields on the loan portfolio and federal funds sold.  Yields on average loans decreased 136 basis points from June 30, 2007 to June 30, 2008, while yields on federal funds sold, on which rates can change overnight, decreased 221 basis points for the same period.  Due to a management strategy focusing on purchasing investments with higher yields and extended maturities because of the declining interest rate environment, investment yields have increased 40 basis points from 4.62% at June 30, 2007, to 5.02% at June 30, 2008.

Total interest expense was approximately $3.2 million for the first two quarters of 2008 as compared to $3.4 million for the same period in 2007, which is a decrease of $189,000 or 6%.  Although the volume of interest bearing liabilities has increased slightly, the rate on interest bearing liabilities has declined causing total interest expense to decrease.  Average interest bearing deposits decreased from $146.9 million for the first six months of 2007 to $144.2 million for the same period in 2008, while the rate on average interest bearing deposits decreased 46 basis points from 4.07% at June 30, 2007, to 3.61% at June 30, 2008.  Average securities sold under agreements to repurchase and other borrowings were $27.9 million at June 30, 2008 as compared to $15.1 million at June 30, 2007, an increase of $12.8 million or 85.1%.  The rate on average securities sold under agreements to repurchase and other borrowings decreased 78 basis points from 4.95% at June 30, 2007 to 4.17% at June 30, 2008. The average cost of funds decreased 46 basis points from 3.87% to 3.41% at June 30, 2007 and 2008, respectively.  This decrease is directly related to the declining interest rate environment.

The following table sets forth certain information relating to the Company's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.

	Six Months Ended
(in thousands)	June 30, 2008			June 30, 2007
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)
Bank owned certificates of deposit	$ 4,580	$ 77	3.38%	$ -	$ -	-

Fed funds sold	4,658	71	3.07%	13,990	369	5.28%

Investment Securities	37,283	930	5.02%	21,391	490	4.62%

Federal Home Loan Bank Stock	797	33	8.33%	670	20	6.02%

Loans	145,246	4,889	6.77%	146,612	5,957	8.13%

Total earning assets	192,564	6,000	6.27%	182,663	6,836	7.48%

Other assets	$ 12,402			$ 10,956

Total Assets	$ 204,966			$193,619

Interest-bearing deposits	$ 144,241	2,592	3.61%	$ 146,925	2,987	4.07%

Securities sold under agreements to repurchase and other borrowings	27,916	579	4.17%	15,078	373	4.95%

Total Interest Bearing Liabilities	172,157	3,171	3.70%	162,003	3,360	4.15%

Noninterest Bearing Deposits	14,845			13,760

Cost of funds			3.41%			3.87%

Other liabilities	1,359			1,472

Total Stockholders' Equity	16,605			16,384

Total Liabilities and Stockholders' Equity	$ 204,966			$193,619

Net interest income		$ 2,829			$3,476

Net interest spread			2.56%			3.33%

Net interest margin			2.95%			3.81%

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest earning assets and interest expense on interest bearing liabilities. During the latter half of 2007 and the first two quarters of 2008, interest rates have declined 325 basis points as determined by the Federal Reserve Bank. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of June 30, 2008, the Company has a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $624,000 for the first two quarters of 2008, compared to $318,000 for the first two quarters of 2007. The balance of the allowance for loan losses at June 30, 2008 was $2.05 million (1.45% of gross loans) compared to $2.28 million (1.54% of gross loans) at December 31, 2007. Net charge-offs for the first six months of 2008 were $856,000 compared to $183,000 for the first six months of 2007. As a percentage of average loans, the annualized rate of net charge-offs was 1.19% for the first two quarters of 2008 as compared to a 0.25% ratio for the same period 2007.  The increase in the provision for loan losses and charge-offs is attributable to a general economic slowdown affecting mainly consumer loans and residential and construction real estate loans.

Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
	(in thousands)
	2008	2007
Average Loans Outstanding	$145,246	$146,503

Allowance at beginning of period	2,284	1,577

Charge-offs:
Commercial, financial and agricultural	97	-
Real Estate – construction	321	-
Real Estate – residential	192	107
Real Estate – nonfarm, nonresidential	8	-
Installment – consumer	248	87
Total charge-offs	866	194

Recoveries:
Commercial, financial and agricultural	3	-
Real Estate – construction	-	-
Real Estate – residential	-	2
Real Estate – nonfarm, nonresidential	-	-
Installment – consumer	7	9
Total Recoveries	10	11

Net charge-offs	856	183
Provision for loan losses	624	318
Balance at end of period	$2,052	$1,713

Ratio of net charge-offs during the period to average loans outstanding during the period	0.59%	0.12%

As of June 30, 2008, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a monthly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NONINTEREST INCOME

Total noninterest income was approximately $230,000 for the quarter ended June 30, 2008 as compared to $332,000 for the same period in 2007. For the six months ended June 30, 2008, total noninterest income decreased $31,000 to $536,000 from $567,000 for the six months ended June 30, 2007.  This decrease is due primarily to losses taken on repossessed assets and other real estate owned and a decrease in retail investment fee income and fees on sales of mortgage loans..

NONINTEREST EXPENSE

For the three months ended June 30, 2008, noninterest expense totaled approximately $1.5 million, a decrease of $90,000, or 5.5%, from $1.6 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008, noninterest expense was $3.12 million as compared to $3.17 million for the six months ended June 30, 2007, a decrease of $49,000 or 1.5%.  Noninterest expense (annualized) as a percent of total average assets was 3.03% at June 30, 2008 as compared to 3.38% June 30, 2007. The decrease in noninterest expense during the periods in 2008 as compared to the same periods in 2007 can be primarily attributed to decreases in advertising, supplies and postage, and loan expense.  These decreases are a direct result of a management decision to monitor and reduce noninterest expense where possible.

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

We recognized an income tax benefit of $173,000 and an income tax expense of $65,000 for the quarter ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, the income tax benefit was $197,000 as compared to an income tax expense of $164,000 for the same period in 2007.  The effective income tax rate for the Company was (52.3%) for the first six months of 2008 and 30.1% for the first six months of 2007.  The unusual effective income tax rate for the period ending June 30, 2008, is a result of approximately $180,000 of tax exempt state and county municipal bond interest during the period.

BALANCE SHEET ANALYSIS - COMPARISON OF JUNE 30, 2008 TO DECEMBER 31, 2007

Assets totaled $199.8 million at June 30, 2008 as compared to $202.8 million at December 31, 2007, a decrease of $2.98 million or 1.5%. The primary categories of asset reduction were an $8.9 million decrease in fed funds sold and a $6.6 million decrease in net loans.  A majority of these decreases were offset by a $5.1 million increase in cash and due from banks and a $5.9 million increase in available for sale securities.

INVESTMENT SECURITIES

Investment securities were approximately $38.8 million, or 19.4% of total assets, at June 30, 2008, an increase of $5.9 million from December 31, 2007. We purchased $20.9 million in investment securities during the first two quarters of 2008, while maturities, calls, sales and principal pay-downs provided cash of $14.3 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, U.S. Government agency preferred stock, and investment grade corporate debt securities. Mortgage-backed issues comprised 56.7% of the portfolio at June 30, 2008 and 45.6% at December 31, 2007.

At June 30, 2008 and December 31, 2007, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $993,000 at June 30, 2008, compared to an unrealized loss of $36,000 as of December 31, 2007, primarily as a result of changes and volatility in the mortgage-backed securities market. The fair value of securities fluctuates with the movement of interest rates. During the first two quarters of 2008, the interest rate environment has been less favorable creating an unrealized loss for bonds held at higher rates.

LOANS

During the first six months of 2008, loans decreased $6.6 million to $139.3 million at June 30, 2008.

Loans by Type

	June 30, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate:
Commercial properties	$38,719	$34,350
Construction and land development	32,895	41,325
Residential and other properties	50,257	51,917
Total loans secured by real estate	121,871	127,592

Commercial and industrial loans	11,815	9,541
Consumer loans and other	7,757	11,179

Less: Allowance for loan losses	(2,052)	(2,284)
Unearned loan fees	(60)	(77)
Net loans	$139,331	$145,951

Included in the above may be loans which have been classified as impaired, pursuant to SFAS No. 114.

Non-Performing Assets

	June 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans (1)	$1,889	$3,230
Loans past due greater than 90 days past due and still accruing interest	430	1,016
Restructured loans	184	172
Other real estate owned	1,743	363

Total	$4,246	$4,781

(1) Included in non-accrual loans are $1,889,000 and $3,230,000 of loans considered impaired as of June 30, 2008 and December 31, 2007, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had Other Real Estate Owned of $1.7 million at June 30, 2008, as compared with $363,000 at December 31, 2007. We have three relationships that are considered restructured as defined by accounting standards.  The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits decreased approximately $9.4 million to $153.8 million at June 30, 2008, from $163.2 million at December 31, 2007. This decrease is a result of the declining interest rate environment and increased competition for deposits.  Core deposits, which include regular savings, money market, NOW and demand deposits, were $57.1 million, or 37.1% of total deposits, at June 30, 2008. Core deposits were $59.1 million or 36.2% of total deposits at December 31, 2007. Time deposits totaled $96.7 million at June 30, 2008, a decrease of approximately $7.4 million from $104.1 million at December 31, 2007.

Deposit Balances By Type

	June 30, 2008	December 31, 2007*
Demand Deposits:	(In thousands)
Noninterest bearing demand accounts	$13,832	$16,727
NOW and money market accounts	39,467	38,846
Savings accounts	3,773	3,522
Total demand deposits	57,072	59,095

Term Deposits:
Less than $100,000	57,322	55,003
$100,000 or more	39,395	49,087
Total Term Deposits	96,717	104,090

Total Deposits	$153,789	$163,185

CAPITAL

During the first six months of 2008, stockholders' equity decreased $896,000 to $15.8 million at June 30, 2008, from $16.7 million at December 31, 2007. The change in stockholder’s equity was due primarily to net loss of $180,000 and a $637,000 decrease in accumulated other comprehensive income.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At June 30, 2008
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	13.5%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	12.2%	6.0%	4.0%
Tier 1 Capital to average assets	8.9%	5.0%	4.0%

	At December 31, 2007
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	13.1%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	11.9%	6.0%	4.0%
Tier 1 Capital to average assets	9.5%	5.0%	4.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At June 30, 2008, we held $38.8 million in available-for-sale securities. Deposits decreased approximately $9.4 million during the first six months of 2008. We had $18.5 million of available federal funds lines and approximately $10.0 million of available borrowings from the Federal Home Loan Bank as of June 30, 2008.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At June 30, 2008, the Company had $991,000 in repurchase agreement balances outstanding.

At June 30, 2008, the Company had capital of $15.8 million, or 7.9% of total assets as compared to $16.7 million, or 8.3% at December 31, 2007. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), Implementation Issue No. E23, "Hedging - General:  Issues Involving the Application of the Shortcut Method under Paragraph 68" ("Issue E23").  Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met.  Issue E23 was effective for hedging relationships designated on or after January 1, 2008.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161").  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities.  SAFS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109").  SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The implementation of this guidance did not have a material impact on the Company's consolidated financial statements.

ITEM 4(T) – CONTROLS AND PROCEDURES.

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

Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that the controls and procedures ensure that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
                    None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                     None.

Item 3.	Defaults Upon Senior Securities
                    None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 13, 2008, at which the following two proposals were presented and acted upon.

Proposal 1. To elect eight directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified:	For	Against	Abstain
Larry Beeman	982,278	--	58,256
A.P.Cappiello	976,555	--	63,979
J. Frank Jamison	977,347	--	63,187
Terry Kerbs	975,648	--	64,885
Janice McNally	972,611	--	67,923
Dug Moye	980,518	--	60,016
Thomas E. Tuck	1,039,634	--	900
Bob Witt	978,848	--	61,685

Proposal 2. To ratify the appointment of Dixon-Hughes, PLLC, as auditors for the Company for 2008:	For	Against	Abstain
	1,005,392	--	35,142

Item 5.      Other Information
                   None.

Item 6.       Exhibits

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                             Tennessee Valley Financial Holdings, Inc.

Date: August 14, 2008                                                                                                                      By: /s/Kenneth F. Scarbro
                                                                                                                                                                    Kenneth F. Scarbro, Chief Financial Officer and Vice President