Form 10-Q/A
period 2008-09-04
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-09-04
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A

    ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 04, 2008

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
Large Accelerated Filer                                         ☐                     Accelerated Filer                ☐
Non-Accelerated Filer                                           ☐                      Smaller reporting company              ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act     Yes ☐ No ☒

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,516,053 on August 7, 2008.

EXPLANATORY NOTE

We are filing this Form 10-Q/A to restate our financial statements for the six months and quarter ended June 30, 2008.  In response to a recent regular examination by our state banking regulator, management made a decision to make provision for additional losses associated with the bank’s loan portfolio and other real estate owned effective June 30, 2008.  The changes to the financial statements reflect:

(1)	a decrease in net loans through an adjustment of $172,627 to the allowance for loan losses and an increase in the provision for loan losses;

(2)	an additional provision against other real estate owned in the amount of $51,136 to more accurately reflect the underlying collateral value;

(3)	and the reversal of $25,549 of accrued interest receivable relating to the loans in item (1) above.

The cumulative effect of these adjustments on net income after taxes was an additional $140,000 loss and a $0.09 decrease in earnings per share for the six months ended June 30, 2008.   For the quarter ended June 30, 2008, the cumulative effect of these adjustments on net income after taxes was an additional $140,000 loss and a $0.10 decrease in earnings per share.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement and as described above. The Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q. Information not affected by the restatement or as described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

Signature

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	June 30,2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$8,072	$3,000
Federal funds sold	528	9,439
Cash and cash equivalents	8,600	12,439

Investment securities available for sale, at fair value	38,772	32,890
Loans, net	139,158	145,951
Loans held for sale, at fair value	1,307	1,511
Federal Home Loan Bank Stock, at cost	845	703
Banking premises and equipment, net	6,990	7,136
Accrued interest receivable	1,028	1,188
Deferred income tax benefit	872	381
Other real estate owned	1,692	363
Prepaid expenses and other assets	408	242
Total Assets	$199,672	$202,804

Liabilities and Stockholders’ Equity
Deposits	$153,789	$163,185
Borrowings	28,711	21,544
Accrued interest payable	1,205	1,180
Other liabilities	266	158
Total Liabilities	183,971	186,067

Stockholders’ Equity
Common stock, par value $1, authorized 2,000,000 shares, issued and outstanding, 1,516,053 shares at June 30, 2008 and 1,510,431 shares at December 31, 2007, respectively	1,516	1,510
Treasury stock	(8)	(7)
Capital in excess of par value	11,555	11,488
Retained earnings	3,297	3,768
Accumulated other comprehensive loss	(659)	(22)
Total Stockholders’ Equity	15,701	16,737

Total Liabilities and Stockholders’ Equity	$199,672	$202,804

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$2,282	$3,000	$4,864	$5,957
Investment securities	498	242	930	476
Federal funds sold	12	183	71	369
Other interest income	50	11	110	21
Total interest income	2,842	3,436	5,975	6,823

Interest expense:
Deposits	1,196	1,497	2,592	2,987
Borrowings	294	187	579	373
Total interest expense	1,490	1,684	3,171	3,360

Net interest income	1,352	1,752	2,804	3,463

Provision for loan losses	567	222	797	318

Net interest income after provision for loan losses	785	1,530	2,007	3,145

Noninterest income:
Service charges on deposit accounts	204	142	362	266
Fees on sale of mortgage loans	95	148	215	235
Net gains on sales of investment securities available for sale	1	--	13	5
Net gains (losses) on repossessed assets and other real estate owned	(141)	--	(137)	6
Other income	19	42	31	55
Total noninterest income	178	332	484	567

Noninterest expense:
Salaries and employee benefits	695	725	1,419	1,439
Net occupancy expense	275	231	552	479
Data processing fees	171	168	328	334
Advertising and promotion	18	31	30	65
Office supplies and postage	18	51	40	83
Legal and professional	97	97	172	178
Loan expense	20	76	67	137
Other	248	254	509	452
Total noninterest expense	1,542	1,633	3,117	3,167

Income before income tax expense (benefit)	(579)	229	(626)	545
Income tax expense (benefit)	(282)	65	(306)	164
Net income (loss)	$(297)	$164	$(320)	$381

Earnings (loss) per common share
Basic	$(0.20)	$0.11	$(0.21)	$0.25
Diluted	$(0.20)	$0.11	$(0.21)	$0.25

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury Stock	Capital in excess of par value	Retained earnings	Accumulated Other Comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
Balances at December 31, 2007	$1,510	$(7)	$11,488	$3,768	$(22)	$16,737

Net loss				(320)		(320)

Other comprehensive loss					(637)	(637)

Cash dividends paid				(78)		(78)

Stock dividends issued through DRIP	6		67	(73)		-

Purchase of treasury stock		(14)				(14)

Issuance of stock in lieu of directors’ fees		13				13

Balances at June 30, 2008	$1,516	$(8)	$11,555	$3,297	$(659)	$15,701

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(320)	$381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	797	318
Amortization of premium on investment securities	24	17
Deferred tax benefit	(491)	-
Decrease in unearned fees	(18)	(28)
Depreciation	208	160
Net gain on sale of available for sale securities	(13)	(5)
Net gain on mortgage loans sold	(215)	(235)
Originations of mortgage loans held for sale	(10,739)	(12,400)
Proceeds from sales of mortgage loans	11,158	11,986
Loss on other real estate owned	120	-
Stock-based compensation	-	17
Issuance of stock in lieu of directors’ fees	13	21
Net (increase) decrease in:
Accrued interest receivable	160	50
Prepaid expenses and other assets	(166)	93
Net increase (decrease) in:
Accrued interest payable	25	(78)
Other liabilities	108	(29)
Net cash provided by operating activities	651	268

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	8,057	227
Proceeds from maturities and calls of investment securities available for sale	4,361	851
Principal repayments received	1,918	634
Purchases of investment securities available for sale	(20,866)	(3,590)
Purchase of FHLB stock	(142)	(69)
Loans originated, net of payments received	4,421	(5,410)
Additions to banking premises and equipment	(62)	(487)
Proceeds from sales of foreclosed real estate	144	7
Net cash used in investing activities	(2,169)	(7,837)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	(9,396)	3,155
Purchase of treasury stock	(14)	(22)
Cash dividends paid	(78)	(120)
Net increase in securities sold under agreements to repurchase	180	1
Net increase (decrease) in advances from Federal Home Loan Bank	7,000	(500)
Decrease in obligation under capital lease	(13)	(12)
Net cash provided (used) by financing activities	(2,321)	2,502

Net Decrease in Cash and Cash Equivalents	(3,839)	(5,067)

Cash and Cash Equivalents, Beginning of Period	12,439	15,167

Cash and Cash Equivalents, End of Period	$8,600	$10,100

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$3,171	$3,354
Income taxes paid	$0	$200

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate through foreclosure	$1,571	$150
Change in unrealized loss on available for sale investment securities, net of tax	$(637)	$(94)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)  (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net income (loss)	$(320)	$381
Other comprehensive loss, net of tax:
Unrealized loss on investments securities	(945)	(276)
Reclassification adjustment for gain included in net income	(13)	(5)
Income taxes related to unrealized gain or loss on investment securities	321	104
Other comprehensive loss, net of tax	(637)	(177)
Comprehensive income (loss)	$(957)	$204

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

Note 3 – Loans

Loans at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate
Commercial real estate	$38,719	$34,350
Construction and land development	32,895	41,325
Residential and other properties	50,257	51,917
Total loans secured by real estate	121,871	127,592

Commercial and industrial	11,815	9,541
Consumer and other	7,757	11,179

Less: Allowance for loan losses	(2,225)	(2,284)
Less: Unearned fees	(60)	(77)
Loans, net	$139,158	$145,951

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans 90 days past due but still accruing interest for the six months ended June 30, 2008 and twelve months ended December 31, 2007 were as follows:

Allowance for Loan Losses

	June 30, 2008	December 31, 2007
	(In thousands)
Balance at beginning of year	$2,284	$1,578
Provision for loan losses	797	1,439
Loans charged off	(866)	(757)
Recoveries of loans charged off	10	24
Ending balance	$2,225	$2,284

Non-Performing Assets

	June 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans	$3,064	$3,230
Loans past due greater than 90 days and still accruing interest	20	1,016
Restructured loans	184	172
Other real estate owned	1,692	363

Total	$4,960	$4,781

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(297)	1,516,053	$164	1,510,042
Effect of dilutive securities Stock options outstanding	-	-	-	38,715
Diluted EPS Income available to common shareholders plus assumed conversions	$(297)	1,516,053	$164	1,548,757

Note 4 – Earnings Per Share of Common Stock (Continued)

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(320)	1,515,574	$381	1,507,847
Effect of dilutive securities Stock options outstanding	-	-	-	37,360
Diluted EPS Income available to common shareholders plus assumed conversions	$(320)	1,515,574	$381	1,545,207

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

	June 30, 2008
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Loans	--	--	$5,765	$5,765	$5,765

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

For the quarter ended June 30, 2008, we had a net loss of $(297,000) or $(0.20) per share as compared to net income of $164,000 or $0.11 per share for the corresponding period in 2007.  For the first six months of 2008, we had a net loss of $(320,000) or $(0.21) per share as compared to net income of $381,000 or $0.25 per share for the first six months of 2007.  The decrease in net income for the three months and six months ended June 30, 2008 was due to a decrease in net interest income and an increase in the loan loss provision.  Net interest income after provision for loan losses for the three months ended June 30, 2008, decreased $745,000, or 48.7%, to $785,000 as compared to $1.53 million for the three months ended June 30, 2007.  Net interest income after provision for loan losses decreased $1.1 million, or 35.5%, to $2.0 million as compared to $3.1 million for the six months ended June 30, 2008 and 2007 respectively.   The table below represents certain key financial ratios for the first quarter of 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
Return on Average Assets	(0.31%)	0.39%
Return on Average Equity	(3.88%)	4.65%
Earnings per share – basic	$ (0.21)	$ 0.25

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

NET INTEREST INCOME

Net interest income was $1.4 million for the three months ended June 30, 2008, a decrease of approximately 22.8% or $400,000 over the same period in 2007.  Net interest income for the six months ended June 30, 2008 was $2.8 million as compared to $3.5 million for the same period in 2007, a decrease of $659,000 or 19.0%.  The decrease in net interest income was due primarily to a decrease in the yield of interest earning assets. The net interest margin (annualized) declined to 2.93% as of June 30, 2008 as compared to 3.81% for June 30, 2007.  Yield on interest earning assets (annualized) declined to 6.24% as of June 30, 2008, as compared to 7.48% as of June 30, 2007.  Average loans decreased approximately $1.4 million to $145.2 million at June 30, 2008, as compared to $146.6 million at June 30, 2007. Average loans were approximately 75% of total earning assets at June 30, 2008 and 80% at June 30, 2007.

The yield on average earning assets decreased 124 basis points for the first two quarters of 2008 as compared to the first two quarters of 2007. The decrease in the overall interest rate environment from the prior year period has significantly decreased overall yields on the loan portfolio and federal funds sold.  Yields on average loans decreased 140 basis points from June 30, 2007 to June 30, 2008, while yields on federal funds sold, on which rates can change overnight, decreased 221 basis points for the same period.  Due to a management strategy focusing on purchasing investments with higher yields and extended maturities because of the declining interest rate environment, investment yields have increased 40 basis points from 4.62% at June 30, 2007, to 5.02% at June 30, 2008.

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

	Six Months Ended
(in thousands)	June 30, 2008			June 30, 2007
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)
Bank owned certificates of deposit	$ 4,580	$ 77	3.38%	$ -	$ -	-

Fed funds sold	4,658	71	3.07%	13,990	369	5.28%

Investment Securities	37,283	930	5.02%	21,391	490	4.62%

Federal Home Loan Bank Stock	797	33	8.33%	670	20	6.02%

Loans	145,246	4,864	6.73%	146,612	5,957	8.13%

Total earning assets	192,564	5,975	6.24%	182,663	6,836	7.48%

Other assets	$ 12,402			$ 10,956

Total Assets	$ 204,966			$193,619

Interest-bearing deposits	$ 144,241	2,592	3.61%	$ 146,925	2,987	4.07%

Securities sold under agreements to repurchase and other borrowings	27,916	579	4.17%	15,078	373	4.95%

Total Interest Bearing Liabilities	172,157	3,171	3.70%	162,003	3,360	4.15%

Noninterest Bearing Deposits	14,845			13,760

Cost of funds			3.41%			3.87%

Other liabilities	1,359			1,472

Total Stockholders' Equity	16,605			16,384

Total Liabilities and Stockholders' Equity	$ 204,966			$193,619

Net interest income		$ 2,804			$3,476

Net interest spread			2.54%			3.33%

Net interest margin			2.93%			3.81%

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

PROVISION FOR LOAN LOSSES

Provision for loan losses was $797,000 for the first two quarters of 2008, compared to $318,000 for the first two quarters of 2007. The balance of the allowance for loan losses at June 30, 2008 was $2.23 million (1.56% of gross loans) compared to $2.28 million (1.54% of gross loans) at December 31, 2007. Net charge-offs for the first six months of 2008 were $856,000 compared to $183,000 for the first six months of 2007. As a percentage of average loans, the annualized rate of net charge-offs was 1.19% for the first two quarters of 2008 as compared to a 0.25% ratio for the same period 2007.  The increase in the provision for loan losses and charge-offs is attributable to a general economic slowdown affecting mainly consumer loans and residential and construction real estate loans.

Analysis of the Allowance for Loan Losses

	Six Months Ended June 30,
	(in thousands)
	2008	2007
Average Loans Outstanding	$145,246	$146,503

Allowance at beginning of period	2,284	1,577

Charge-offs:
Commercial, financial and agricultural	97	-
Real Estate – construction	321	-
Real Estate – residential	192	107
Real Estate – nonfarm, nonresidential	8	-
Installment – consumer	248	87
Total charge-offs	866	194

Recoveries:
Commercial, financial and agricultural	3	-
Real Estate – construction	-	-
Real Estate – residential	-	2
Real Estate – nonfarm, nonresidential	-	-
Installment – consumer	7	9
Total Recoveries	10	11

Net charge-offs	856	183
Provision for loan losses	797	318
Balance at end of period	$2,225	$1,713

Ratio of net charge-offs during the period to average loans outstanding during the period	0.59%	0.12%

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

NONINTEREST INCOME

Total noninterest income was approximately $178,000 for the quarter ended June 30, 2008 as compared to $332,000 for the same period in 2007. For the six months ended June 30, 2008, total noninterest income decreased $83,000 to $484,000 from $567,000 for the six months ended June 30, 2007.  This decrease is due primarily to losses taken on repossessed assets and other real estate owned and a decrease in retail investment fee income and fees on sales of mortgage loans..

NONINTEREST EXPENSE

For the three months ended June 30, 2008, noninterest expense totaled approximately $1.5 million, a decrease of $91,000, or 5.6%, from $1.6 million for the three months ended June 30, 2007.  For the six months ended June 30, 2008, noninterest expense was $3.12 million as compared to $3.17 million for the six months ended June 30, 2007, a decrease of $50,000 or 1.6%.  Noninterest expense (annualized) as a percent of total average assets was 3.03% at June 30, 2008 as compared to 3.38% June 30, 2007. The decrease in noninterest expense during the periods in 2008 as compared to the same periods in 2007 can be primarily attributed to decreases in advertising, supplies and postage, and loan expense.  These decreases are a direct result of a management decision to monitor and reduce noninterest expense where possible.

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

We recognized an income tax benefit of $282,000 and an income tax expense of $65,000 for the quarter ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, the income tax benefit was $306,000 as compared to an income tax expense of $164,000 for the same period in 2007.  The effective income tax rate for the Company was (48.9%) for the first six months of 2008 and 30.1% for the first six months of 2007.  The unusual effective income tax rate for the period ending June 30, 2008, is a result of approximately $214,000 of tax exempt state and county municipal bond interest and dividends on U.S. Government agency preferred stock received during the period.

BALANCE SHEET ANALYSIS - COMPARISON OF JUNE 30, 2008 TO DECEMBER 31, 2007

Assets totaled $199.7 million at June 30, 2008 as compared to $202.8 million at December 31, 2007, a decrease of $3.1 million or 1.5%. The primary categories of asset reduction were an $8.9 million decrease in fed funds sold and a $6.8 million decrease in net loans.  A majority of these decreases were offset by a $5.1 million increase in cash and due from banks and a $5.9 million increase in available for sale securities.

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

LOANS

During the first six months of 2008, loans decreased $6.8 million to $139.2 million at June 30, 2008.

Loans by Type

	June 30, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate:
Commercial properties	$38,719	$34,350
Construction and land development	32,895	41,325
Residential and other properties	50,257	51,917
Total loans secured by real estate	121,871	127,592

Commercial and industrial loans	11,815	9,541
Consumer loans and other	7,757	11,179

Less: Allowance for loan losses	(2,225)	(2,284)
Unearned loan fees	(60)	(77)
Net loans	$139,158	$145,951

Included in the above may be loans which have been classified as impaired, pursuant to SFAS No. 114.

Non-Performing Assets

	June 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans (1)	$3,064	$3,230
Loans past due greater than 90 days past due and still accruing interest	20	1,016
Restructured loans	184	172
Other real estate owned	1,692	363

Total	$4,960	$4,781

(1) Included in non-accrual loans are $3,064,000 and $3,230,000 of loans considered impaired as of June 30, 2008 and December 31, 2007, respectively.

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

CAPITAL

During the first six months of 2008, stockholders' equity decreased $1.0 million to $15.7 million at June 30, 2008, from $16.7 million at December 31, 2007. The change in stockholder’s equity was due primarily to a net loss of $320,000 and a $637,000 decrease in accumulated other comprehensive income.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At June 30, 2008
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	13.4%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	12.4%	6.0%	4.0%
Tier 1 Capital to average assets	8.8%	5.0%	4.0%

	At December 31, 2007
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	13.1%	10.0%	8.0%
Tier 1 Capital as a percentage of risk-weighted assets	11.9%	6.0%	4.0%
Tier 1 Capital to average assets	9.5%	5.0%	4.0%

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

At June 30, 2008, the Company had capital of $15.7 million, or 7.9% of total assets as compared to $16.7 million, or 8.3% at December 31, 2007. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

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

                                                                                                                                                             Tennessee Valley Financial Holdings, Inc.

Date: September 4, 2008                                                                                                                      By: /s/Kenneth F. Scarbro
                                                                                                                                                                    Kenneth F. Scarbro, Chief Financial Officer and Vice President