Form 10-Q/A
period 2008-09-10
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-09-11
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (Amendment No. 2) to include required disclosures in the financial statements as a result of our restatement including "Note 6 - Restatement".  This Amendment No. 2 does not change any amounts previously disclosed in the financial statements as reported in Form 10-Q/A (Amendment No. 1).

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, as previously amended, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the previously amended report on Form 10-Q, except as required to reflect the effects of the disclosure as described above. The Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q. Information not affected by the restatement or as described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2008 and as amended on September 4, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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
	(As restated, see Note 6)
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
	(As restated, see Note 6)
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
	(As restated, see Note 6)
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
	(As restated, see Note 6)
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
	(As restated, see Note 6)
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
	(As restated)
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
	As restated
	(In thousands)
Balance at beginning of year	$2,284	$1,578
Provision for loan losses	797	1,439
Loans charged off	(866)	(757)
Recoveries of loans charged off	10	24
Ending balance	$2,225	$2,284

Non-Performing Assets

	June 30, 2008	December 31, 2007
	(As restated)
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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Income, as restated (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(297)	1,516,053	$164	1,510,042
Effect of dilutive securities Stock options outstanding	-	-	-	38,715
Diluted EPS Income available to common shareholders plus assumed conversions	$(297)	1,516,053	$164	1,548,757

Note 4 – Earnings Per Share of Common Stock (Continued)

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Income, as restated (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(320)	1,515,574	$381	1,507,847
Effect of dilutive securities Stock options outstanding	-	-	-	37,360
Diluted EPS Income available to common shareholders plus assumed conversions	$(320)	1,515,574	$381	1,545,207

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

	June 30, 2008
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Loans, as restated	--	--	$5,765	$5,765	$5,765

Note 6 - Restatement

The accompanying consolidated financial statements as of and for the three and six month periods ended June 30, 2008 have been restated in response to a recent regular examination by our state banking regulator. In response, management has made provision for additional losses associated with the bank’s loan portfolio and other real estate owned as originally reported. The adjustments affect a number of line items on the Company's consolidated financial statements, as summarized in the following tables:

(Amounts in thousands, except per share data)
Three Months Ended June 30, 2008:	As Previously Reported	Restatement Amount	As Restated
Consolidated Statement of Income
Interest income: Loans	$2,307	$(25)	$2,282
Total interest income	$2,867	$(25)	$2,842
Net interest income	$1,377	$(25)	$1,352
Provision for loan losses	$394	$173	$567
Net interest income after provision for loan losses	$983	$(198)	$785
Gain (loss) on repossessed assets and other real estate owned	$(89)	$(52)	$(141)
Total noninterest income	$230	$(52)	$178
Other noninterest expense	$249	$(1)	$248
Total noninterest expense	$1,543	$(1)	$1,542
Income before income taxes	$(330)	$(249)	$(579)
Provision for income taxes	$(173)	$(109)	$(282)
Net loss	$(157)	$(140)	$(297)
Basic net loss per common share	$(0.10)	$(0.10)	$(0.20)
Diluted net loss per common share	$(0.10)	$(0.10)	$(0.20)

(Amounts in thousands, except per share data)
Six Months Ended June 30, 2008:	As Previously Reported	Restatement Amount	As Restated
Consolidated Statement of Income
Interest income: Loans	$4,889	$(25)	$4,864
Total interest income	$6,000	$(25)	$5,975
Net interest income	$2,829	$(25)	$2,804
Provision for loan losses	$624	$173	$797
Net interest income after provision for loan losses	$2,205	$(198)	$2,007
Gain (loss) on repossessed assets and other real estate owned	$(85)	$(52)	$(137)
Total noninterest income	$536	$(52)	$484
Other noninterest expense	$510	$(1)	$509
Total noninterest expense	$3,118	$(1)	$3,117
Income before income taxes	$(377)	$(249)	$(626)
Provision for income taxes	$(197)	$(109)	$(306)
Net loss	$(180)	$(140)	$(320)
Basic net loss per common share	$(0.12)	$(0.09)	$(0.21)
Diluted net loss per common share	$(0.12)	$(0.09)	$(0.21)

Note 6 – Restatement (Continued)

(Amounts in thousands)
Consolidated Balance Sheet as of June 30, 2008:	As Previously Reported	Restatement Amount	As Restated
Loans, net	$139,331	$(173)	$139,158
Accrued interest receivable	$1,053	$(25)	$1,028
Other real estate owned	$1,743	$(51)	$1,692
Prepaid expenses and other assets	$309	$99	$408
Total assets	$199,822	$(150)	$199,672
Other liabilities	$276	$(10)	$266
Total liabilities	$183,981	$(10)	$183,971
Retained earnings	$3,437	$(140)	$3,297
Total shareholders’ equity	$15,841	$(140)	$15,701
Total liabilities and shareholders’ equity	$199,822	$(150)	$199,672

(Amounts in thousands)
Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2008:	As Previously Reported	Restatement Amount	As Restated
Net loss	$(180)	$(140)	$(320)
Retained earnings at June 30, 2008	$3,437	$(140)	$3,297
Total shareholders’ equity at June 30, 2008	$15,841	$(140)	$15,701

(Amounts in thousands)
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008:	As Previously Reported	Restatement Amount	As Restated
Net loss	$(180)	$(140)	$(320)
Provision for loan losses	$624	$173	$797
Loss on other real estate owned	$69	$51	$120
Accrued interest receivable	$135	$25	$160
Prepaid expenses and other assets	$(67)	$(99)	$(166)
Other liabilities	$118	$(10)	$108

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

                                                                                                                                                             Tennessee Valley Financial Holdings, Inc.

Date: September 11, 2008                                                                                                                      By: /s/Kenneth F. Scarbro
                                                                                                                                                                    Kenneth F. Scarbro, Chief Financial Officer and Vice President