Form 10-Q
period 2008-09-30
TENNESSEE VALLEY FINANCIAL HOLDINGS INC
filed 2008-11-21
CIK 1175158

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):
LargeAccelerated Filer                                          ☐                     Accelerated Filer:                                           ☐
Non-Accelerated Filer                                           ☐                     Smaller reporting company                          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act Yes ☐  No  ☐

The number of outstanding shares of the registrant's Common Stock, par value $1.00 per share, was 1,516,053 on November 21, 2008.

Index

PART I.                      FINANCIAL INFORMATION

Part l.  FINANCIAL INFORMATION

Item 1 - Financial Statements

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Financial Condition

	September 30,2008 (Unaudited)	December 31, 2007*
	(In thousands, except share and per share data)
Assets
Cash and due from banks	$5,245	$3,000
Federal funds sold	11,771	9,439
Cash and cash equivalents	17,016	12,439

Investment securities available for sale, at fair value	40,064	32,890
Loans, net	135,246	145,951
Loans held for sale, at fair value	305	1,511
Federal Home Loan Bank Stock, at cost	883	703
Banking premises and equipment, net	6,916	7,136
Accrued interest receivable	955	1,188
Deferred income tax benefit	961	381
Other real estate owned	1,606	363
Prepaid expenses and other assets	427	242
Total Assets	$204,379	$202,804

Liabilities and Stockholders’ Equity
Deposits	$161,232	$163,185
Borrowings	28,319	21,544
Accrued interest payable	753	1,180
Other liabilities	376	158
Total liabilities	190,680	186,067

Stockholders’ Equity
Common stock, par value $1, authorized 2,000,000 shares, issued and outstanding, 1,516,053 shares at September 30, 2008 and 1,510,431 shares at December 31, 2007, respectively	1,516	1,510
Treasury stock, 340 shares	(5)	(7)
Capital in excess of par value	11,555	11,488
Retained earnings	1,354	3,768
Accumulated other comprehensive loss	(721)	(22)
Total Stockholders’ Equity	13,699	16,737

Total Liabilities and Stockholders’ Equity	$204,379	$202,804

*  Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Interest Income:
Loans, including fees	$2,319	$2,987	$7,183	$8,944
Investment securities	527	253	1,457	729
Federal funds sold	17	124	88	493
Other interest income	14	21	124	42
Total interest income	2,877	3,385	8,852	10,208

Interest Expense:
Deposits	1,113	1,507	3,705	4,494
Borrowings	286	190	865	563
Total interest expense	1,399	1,697	4,570	5,057

Net interest income	1,478	1,688	4,282	5,151

Provision for loan losses	104	390	901	708

Net interest income after provision for loan losses	1,374	1,298	3,381	4,443

Noninterest Income:
Service charges on deposit accounts	190	150	552	416
Fees on sale of mortgage loans	93	82	308	317
Net gain on sales of investment securities available for sale	9	-	22	5
Impairment loss on investment securities available for sale	(2,041)	-	(2,041)	-
Gain (loss) on repossessed assets and other real estate owned	9	7	(128)	13
Other income	5	13	36	68
Total noninterest income (loss)	(1,735)	252	(1,251)	819

Noninterest Expense:
Salaries and employee benefits	676	726	2,095	2,165
Net occupancy expense	268	264	820	743
Data processing fees	144	151	472	485
Advertising and promotion	18	27	48	92
Office supplies and postage	17	28	57	111
Legal and professional	80	56	252	234
Loan expense	30	65	97	202
Other	260	219	769	671
Total noninterest expense	1,493	1,536	4,610	4,703

Income before income tax expense (benefit)	(1,854)	14	(2,480)	559
Income tax expense (benefit)	89	(17)	(217)	147
Net income (loss)	$(1,943)	$31	$(2,263)	$412

Earnings (loss) per common share
Basic	$(1.28)	$0.02	$(1.49)	$0.27
Diluted	$(1.28)	$0.02	$(1.49)	$0.27

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands, except share and per share data)
Balances at December 31, 2007	$1,510	$(7)	$11,488	$3,768	$(22)	$16,737

Net loss				(2,263)		(2,263)

Other comprehensive loss					(699)	(699)

Cash dividends paid				(78)		(78)

Stock dividends issued through DRIP	6		67	(73)		-

Purchase of treasury stock		(16)				(16)

Issuance of stock in lieu of directors’ fees		18				18

Balances at September 30, 2008	$1,516	$(5)	$11,555	$1,354	$(721)	$13,699

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(2,263)	$412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	901	708
Amortization of premium on investment securities	32	35
Deferred tax benefit	(580)	(30)
Decrease in unearned fees	(15)	(38)
Depreciation	311	244
Net gain on sale of available for sale securities	(22)	(5)
Other than temporary impairment on available for sale investment securities	2,041	-
Net gain on mortgage loans sold	(308)	(317)
Originations of mortgage loans held for sale	(13,278)	(17,286)
Proceeds from sales of mortgage loans	14,791	17,368
Loss on sales of other real estate owned and repossessed assets	128	(13)
Stock-based compensation	-	27
Issuance of stock in lieu of directors’ fees	18	52
Net (increase) decrease in:
Accrued interest receivable	233	9
Prepaid expenses and other assets	(223)	169
Net increase (decrease) in:
Accrued interest payable	(427)	(88)
Other liabilities	218	(94)
Net cash provided by operating activities	1,557	1,153

Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	8,934	932
Proceeds from maturities and calls of investment securities available for sale	4,464	851
Principal repayments received	2,607	1,002
Purchases of investment securities available for sale	(25,928)	(7,651)
Purchase of FHLB stock	(180)	(69)
Loans originated, net of payments received	8,270	(6,209)
Additions to banking premises and equipment	(91)	(1,026)
Proceeds from sales of foreclosed real estate	216	-
Net cash used in investing activities	(1,708)	(12,170)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	(1,953)	5,746
Purchase of treasury stock	(16)	(22)
Cash dividends paid	(78)	(120)
Net increase (decrease) in securities sold under agreements to repurchase	(205)	820
Net increase in advances from Federal Home Loan Bank	7,000	950
Decrease in obligation under capital lease	(20)	(18)
Net cash provided by financing activities	4,728	7,356

Net Increase (Decrease) in Cash and Cash Equivalents	4,577	(3,661)

Cash and Cash Equivalents, Beginning of Period	12,439	15,167

Cash and Cash Equivalents, End of Period	$17,016	$11,506

Supplementary Disclosure of Cash Flow Information:
Interest paid on deposit accounts and other borrowings	$4,997	$4,941
Income taxes paid	$--	$158

Supplementary Disclosures of Noncash Investing Activities:
Acquisition of real estate through foreclosure	$2,538	$150
Change in unrealized loss on available for sale investment securities, net of tax	$(1,110)	$(82)

The accompanying notes are an integral part of these financial statements.

Tennessee Valley Financial Holdings, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net income (loss)	$(2,263)	$412
Other comprehensive loss, net of tax:
Unrealized loss on investments securities	(3,129)	(76)
Reclassification adjustment for (gain) loss included in net income	2,019	(5)
Income taxes related to unrealized gain or loss on investment securities	411	30
Other comprehensive loss, net of tax	(699)	(51)
Comprehensive income (loss)	$(2,962)	$361

The accompanying notes are an integral part of these financial statements.

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Tennessee Valley Financial Holdings, Inc. (the “Company”), a bank holding company, and its wholly-owned subsidiary, TnBank (the “Bank”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements (except for the condensed consolidated statement of financial condition at December 31, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending December 31, 2008.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. This quarterly report should be read in conjunction with such annual report.

Note 2 - Commitments

As of September 30, 2008, the Company had outstanding commitments to advance construction funds and to originate loans in the amount of $5.7 million and commitments to advance existing home equity and other credit lines in the amount of $16.1 million. In addition, the Company has also conveyed $1.6 million in standby letters of credit.

Note 3 – Loans

Loans at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Loans secured by real estate
Commercial real estate	$37,515	$34,350
Construction and land development	35,786	41,325
Residential and other properties	46,779	51,917
Total loans secured by real estate	120,080	127,592

Commercial and industrial	10,363	9,541
Consumer and other	7,058	11,179

Less: Allowance for loan losses	(2,193)	(2,284)
Less: Unearned fees	(62)	(77)
Loans, net	$135,246	$145,951

Note 3 – Loans (Continued)

Transactions in the allowance for loan losses and certain information about nonaccrual loans 90 days past due but still accruing interest for the nine months ended September 30, 2008 and twelve months ended December 31, 2007 were as follows:

Allowance for Loan Losses

	September 30, 2008	December 31, 2007
	(In thousands)
Balance at beginning of year	$2,284	$1,578
Provision for loan losses	901	1,439
Loans charged off	(1,034)	(757)
Recoveries of loans charged off	42	24
Ending balance	$2,193	$2,284

Non-Performing Assets

	September 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans	$2,099	$3,230
Loans past due greater than 90 days and still accruing interest	794	1,016
Restructured loans	677	172
Other real estate owned	1,606	363

Total	$5,176	$4,781

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

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(1,943)	1,516,053	$31	1,509,844
Effect of dilutive securities Stock options outstanding	-	-	-	28,317
Diluted EPS Income available to common shareholders plus assumed conversions	$(1,943)	1,516,053	$31	1,538,161

Note 4 – Earnings Per Share of Common Stock (Continued)

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(Amounts in thousands, except share and per share data)
Basic EPS Income available to common shareholders	$(2,263)	1,515,735	$412	1,508,520
Effect of dilutive securities Stock options outstanding	-	-	-	27,359
Diluted EPS Income available to common shareholders plus assumed conversions	$(2,263)	1,515,735	$412	1,535,879

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once the loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Fair Value Measurement Using			Total Carrying Amount In Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Securities, available for sale	--	$ 40,064	--	$40,064	$40,064

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with US GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

	September 30, 2008
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
	(amounts in thousands)
Loans	--	--	$ 5,423	$5,423	$5,423

Note 6 – Other than Temporary Impairment

The Company holds 41,000 shares of Federal National Mortgage Association (“FNMA”) preferred stock and 60,000 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock in its available for sale investment portfolio.  At July 31, 2008, the cost for FNMA preferred stock was approximately $1.0 million while the approximate cost of the FHLMC preferred stock was $1.2 million.

On September 7, 2008, the United States Department of Treasury and the Federal Housing Finance Agency (“FHFA”) announced that both the FNMA and the FHLMC were being placed under conservatorship and that management of the entities would be under control of the FHFA, which is their regulator.  The plan announced by the Treasury Department and the FHFA includes, among other things, the elimination of dividends on FNMA and FHLMC preferred stock.  Further, the preferred stock of FNMA and FHLMC were also downgraded by rating agencies to below investment grade.

In view of these facts, management concluded the market value declines were other than temporary.  The Company recorded other than temporary impairment (“OTTI”) noncash charges of approximately $2.04 million through earnings on September 30, 2008, as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) with respect to its holdings of the FNMA and FHLMC preferred stock.  The OTTI charges were based on an analysis of the market values of the preferred stock, or an average share price of $1.95 for the FNMA preferred stock and an average share price of $1.60 for the FHLMC preferred stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2008 AND 2007

GENERAL

We are a Tennessee bank holding company which acquired the Bank through a share exchange in May 2002. We are a registered bank holding company under the Federal Reserve Act. Our only activity is owning the Bank which commenced operations on May 30, 1995.

For the quarter ended September 30, 2008, we had a net loss of $(1.9) million or $(1.28) per share as compared to net income of $31,000 or $0.02 per share for the corresponding period in 2007.  For the first nine months of 2008, we had a net loss of $(2.3) million or $(1.49) per share as compared to net income of $412,000 or $0.27 per share for the first nine months of 2007.  The net losses for the three and nine month period ending September 30, 2008, were mainly the result of significant impairment charges taken in September.  Had the impairment charges not been necessary, net income for the three months ended September 30, 2008 would have been approximately $98,000 and net loss for the nine months ended September 30, 2008 would have been approximately $(222,000).  Also contributing to the net loss for the nine month period ending September 30, 2008 was a $200,000 increase in the provision for loan losses to $901,000 from $708,000 at September 30, 2007.  Net interest income after provision for loan losses for the three months ended September 30, 2008, increased $76,000, or 5.9%, to $1.4 million as compared to $1.3 million for the three months ended September 30, 2007.  Net interest income after provision for loan losses decreased $1.0 million, or 31.4%, to $3.4 million as compared to $4.4 million for the nine months ended September 30, 2008 and 2007, respectively.   The table below represents certain key financial ratios for the first three quarters of 2008 and 2007, respectively.

	Nine Months Ended September 30,
	2008	2007
Return on average assets	(1.49%)	0.28%
Return on average equity	(18.75%)	3.34%
Earnings per share – basic	$(1.49)	$0.27

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

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on our evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the regional economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies.

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

NET INTEREST INCOME

Net interest income was $1.5 million for the three months ended September 30, 2008, a decrease of approximately 14.2% or $210,000 over the same period in 2007.  Net interest income for the nine months ended September 30, 2008 was $4.3 million as compared to $5.2 million for the same period in 2007, a decrease of $869,000 or 20.3%.  The decrease in net interest income was due primarily to a decrease in the yield of interest earning assets. The net interest margin (annualized) declined to 2.99% as of September 30, 2008 as compared to 3.78% for September 30, 2007.  Yield on interest earning assets (annualized) declined to 6.18% as of September 30, 2008, as compared to 7.49% as of September 30, 2007.  Average loans decreased approximately $3.8 million to $143.4 million at September 30, 2008, as compared to $147.2 million at September 30, 2007. Average loans were approximately 75% of average earning assets at September 30, 2008 and 81% at September 30, 2007.

The yield on average earning assets decreased 131 basis points for the first three quarters of 2008 as compared to the first three quarters of 2007. The decrease in the overall interest rate environment from the prior year period has significantly decreased overall yields on the loan portfolio and federal funds sold.  Yields on average loans decreased 143 basis points from 8.12% at September 30, 2007 to 6.69% at September 30, 2008, while yields on federal funds sold, on which rates can change overnight, decreased 253 basis points from 5.28% to 2.75% for the same period.  As the result of a management strategy focusing on purchasing investments with higher yields and extended maturities in response to the declining interest rate environment, investment yields have increased 53 basis points from 4.46% at September 30, 2007, to 4.99% at September 30, 2008.

Total interest expense was approximately $4.6 million for the first three quarters of 2008 as compared to $5.1 million for the same period in 2007, which is a decrease of $487,000 or 10.7%.  Although the volume of interest bearing liabilities has increased, the rate on interest bearing liabilities has declined causing total interest expense to decrease.  Average interest bearing deposits decreased from $145.9 million for the first nine months of 2007 to $142.6 million for the same period in 2008, while the rate on average interest bearing deposits decreased 64 basis points from 4.11% at September 30, 2007, to 3.47% at September 30, 2008.  Average securities sold under agreements to repurchase and other borrowings were $28.1 million at September 30, 2008 as compared to $15.2 million at September 30, 2007, an increase of $12.9 million or 84.6%.  The rate on average securities sold under agreements to repurchase and other borrowings decreased 82 basis points from 4.93% at September 30, 2007 to 4.11% at September 30, 2008. The average cost of funds decreased 58 basis points from 3.87% to 3.29% at September 30, 2007 and 2008, respectively.  This decrease is directly related to the declining interest rate environment.

The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.

	Nine Months Ended
(in thousands)	September 30, 2008			September 30, 2007
	Average balance	Interest	Yield/ Rate (Annualized)	Average balance	Interest	Yield/ Rate (Annualized)
Bank owned certificates of deposit	$ 3,781	$ 80	2.83%	$ -	$ -	-

Fed funds sold	4,274	88	2.75%	12,478	493	5.28%

Investment Securities	39,032	1,457	4.99%	21,874	729	4.46%

Federal Home Loan Bank stock	819	44	7.18%	681	42	8.25%

Loans	143,422	7,183	6.69%	147,184	8,944	8.12%

Total earning assets	191,328	8,852	6.18%	182,217	10,208	7.49%

Other assets	$ 11,861			$ 10,923

Total Assets	$ 203,189			$193,140

Interest-bearing deposits	$ 142,606	3,705	3.47%	$ 145,895	4,494	4.11%

Securities sold under agreements to repurchase and other borrowings	28,114	865	4.11%	15,228	563	4.93%

Total Interest bearing liabilities	170,720	4,570	3.58%	161,123	5,057	4.18%

Noninterest bearing deposits	15,082			14,123

Cost of funds			3.29%			3.87%

Other liabilities	1,262			1,463

Total Stockholders' Equity	16,125			16,431

Total Liabilities and Stockholders' Equity	$ 203,189			$193,140

Net interest income		$ 4,282			$5,151

Net interest spread			2.60%			3.31%

Net interest margin			2.99%			3.78%

The Company's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest earning assets and interest expense on interest bearing liabilities. During the latter half of 2007 and the first three quarters of 2008, interest rates have declined 325 basis points as determined by the Federal Reserve Bank. The Company will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. As of September 30, 2008, the Company has a positive gap for the next twelve month period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $901,000 for the first three quarters of 2008, compared to $708,000 for the first three quarters of 2007. The balance of the allowance for loan losses at September 30, 2008 was approximately $2.19 million (1.59% of gross loans) compared to $1.89 million (1.54% of gross loans) at December 31, 2007. Net charge-offs for the first nine months of 2008 were $992,000 compared to $399,000 for the first nine months of 2007. As a percentage of average loans, the annualized rate of net charge-offs was 0.92% for the first three quarters of 2008 as compared to a 0.36% ratio for the same period 2007.  The increase in the provision for loan losses and charge-offs is attributable to a general economic slowdown affecting mainly consumer loans and residential and construction real estate loans.

Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30,
	(in thousands)
	2008	2007
Average Loans Outstanding	$143,422	$147,184

Allowance at beginning of period	2,284	1,578

Charge-offs:
Commercial, financial and agricultural	95	-
Real Estate – construction	321	72
Real Estate – residential	243	56
Real Estate – nonfarm, nonresidential	33	-
Installment – consumer	342	287
Total charge-offs	1,034	415

Recoveries:
Commercial, financial and agricultural	1	-
Real Estate – construction	1	1
Real Estate – residential	9	2
Real Estate – nonfarm, nonresidential	9	-
Installment – consumer	22	13
Total Recoveries	42	16

Net charge-offs	992	399
Provision for loan losses	901	708
Balance at end of period	$2,193	$1,887

Ratio of net charge-offs during the period to average loans outstanding during the period	0.69%	0.27%

As of September 30, 2008, management's review of the allowance for loan losses concluded that the balance was adequate to provide for potential losses based upon an evaluation of risk in the loan portfolio. Despite our credit standards, internal controls, and continuous loan review process, the inherent risk in the lending process results in periodic charge-offs. Through the provision for loan losses, we maintain a reserve for loan losses that management believes is adequate to absorb losses within the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our reserve for loan losses, and based on their judgment may require us to recognize additions to the reserve for loan losses. Management completes a formal analysis of the reserve for loan losses adequacy on a quarterly basis. A portion of this analysis is maintained as an unallocated reserve to recognize the imprecision in estimating the allowance for loan losses. Management strives on an ongoing basis to identify potential problems in its loan portfolio, resulting in more specific analysis of reserve amounts for specific loans.

NONINTEREST INCOME

Total noninterest income decreased to a loss of $1.7 million for the quarter ended September 30, 2008 as compared to income of $252,000 for the same period in 2007. For the nine months ended September 30, 2008, total noninterest income decreased to a loss of $1.3 million from $819,000 for the nine months ended September 30, 2007.  The primary reason for the decrease is related to approximately $2.04 million in impairment losses recorded on September 30, 2008.  Impairment loss on investment securities for the three and nine months ended September 30, 2008 is the result of declines in the value of Fannie Mae and Freddie Mac preferred stock.  In September 2008, management made the determination that the preferred stock was “other than temporarily impaired.”  Also contributing to the decline in noninterest income are losses taken on the sale of other real estate owned and repossessed assets.  This decrease is somewhat offset by an increase in service charges on deposit accounts.

NONINTEREST EXPENSE

For the three months ended September 30, 2008, noninterest expense totaled approximately $1.49 million, a decrease of $43,000, or 2.9%, from $1.53 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, noninterest expense was $4.61 million as compared to $4.7 million for the nine months ended September 30, 2007, a decrease of $93,000 or 2.0%.  Noninterest expense (annualized) as a percent of total average assets was 3.02% at September 30, 2008 as compared to 3.26% September 30, 2007. The decrease in noninterest expense during the periods in 2008 as compared to the same periods in 2007 can be primarily attributed to decreases in data processing, advertising, supplies and postage, and loan expense.  These decreases are a direct result of a management decision to monitor and reduce noninterest expense wherever possible.

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

We recognized an income tax expense of $89,000 and an income tax benefit of $17,000 for the quarter ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, the income tax benefit was $217,000 as compared to an income tax expense of $147,000 for the same period in 2007.  The effective income tax rate for the Company was (49.4%) for the first nine months of 2008 and 26.3% for the first nine months of 2007.  The unusual effective income tax rate for the period ending September 30, 2008 is a result of approximately $270,000 of tax exempt state and county municipal bond interest received during the period. Because the FNMA preferred stock is considered a capital item for federal tax purposes at September 30, 2008, the other than temporary impairment (“OTTI”) charge results in a capital loss and can only be used to offset current capital gains and capital gains going forward five years, thus generating a deferred tax asset for federal tax purposes.  Due to the current composition of the investment portfolio and other assets held by the Company, it is not likely that we would be able to generate capital gains; therefore, a federal tax valuation allowance of approximately $700,000 was created.  New tax law was enacted on October 3, 2008 to allow the treatment of the impairment charge as an ordinary loss.  As a result of the new tax treatment, the federal income tax valuation allowance will be reversed in the future.

BALANCE SHEET ANALYSIS - COMPARISON OF SEPTEMBER 30, 2008 TO DECEMBER 31, 2007

Assets totaled $204.4 million at September 30, 2008 as compared to $202.8 million at December 31, 2007, an increase of $1.6 million or 7.8%. The primary categories of asset growth were a $4.6 million increase in cash and cash equivalents, a $7.2 million increase in investment securities, and a $1.2 million increase in other real estate owned.  These increases were accompanied by a $10.7 million decrease in net loans and a $1.2 million decrease in loans held for sale.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased $4.6 million, or 36.8%, to $17.0 million at September 30, 2008 as compared to $12.4 million at December 31, 2007.  These balances vary daily depending on the settlement of cash letters and other transactions.

INVESTMENT SECURITIES
Investment securities were approximately $40.1 million, or 19.6% of total assets, at September 30, 2008, an increase of $7.2 million from December 31, 2007. We purchased $25.9 million in investment securities during the first three quarters of 2008, while maturities, calls, sales and principal pay-downs provided cash of $16 million.

The investment portfolio is comprised of U.S. Government and federal agency obligations and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal Home Loan Bank (FHLB), the Federal Farm Credit Bank (FFCB), the Government National Mortgage Association (GNMA) and the Federal National Mortgage Association (FNMA). We also invest in tax-free, bank-qualified state, county and municipal bonds, U.S. Government agency preferred stock, and investment grade corporate debt securities. Mortgage-backed issues comprised 63.8% of the portfolio at September 30, 2008 and 45.6% at December 31, 2007.

On September 7, 2008, the U. S. Treasury, the Federal Reserve and the Federal Housing Agency (“FHFA”) announced that the FHFA was placing the FNMA and the FHLMC under conservatorship.  Dividends on FNMA and FHLMC preferred securities were suspended and the preferred stocks of FNMA and FHLMC were downgraded by rating agencies to below investment grade.  After the conservatorship was announced, the market value of the stock decreased significantly.  After much research and discussion, management determined the market value impairment was other than temporary and reduced the cost basis to the fair value on September 30, 2008.  As a result, approximately $2.04 million was charged to “impairment loss on investment securities” to record the adjustment of the cost of the FNMA and FHLMC preferred stock to $176,000.  Management will determine if further impairments will be necessary in future periods if values continue to decline and the impairment is deemed other than temporary.

At September 30, 2008 and December 31, 2007, 100% of our portfolio was classified as available for sale and is reflected on the balance sheet at fair value with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable deferred income taxes. The unrealized loss on investment securities available for sale was $1.1 million at September 30, 2008, compared to an unrealized loss of $36,000 as of December 31, 2007, primarily as a result of changes and volatility in the mortgage-backed securities market. The fair value of securities fluctuates with the movement of interest rates.  Management has evaluated the securities held at September 30, 2008 with an unrealized loss and has concluded that the impairment on these securities should be considered as temporary due to changes in the market interest rates.  These securities will be monitored and in the event that management deems the unrealized losses to be other than temporary, an impairment will be charged when necessary.

LOANS

During the first nine months of 2008, loans decreased $10.7 million to $135.2 million at September 30, 2008.

Loans by Type

(in thousands)	September 30, 2008	December 31, 2007

Loans secured by real estate:
Commercial properties	$37,515	$34,350
Construction and land development	35,786	41,325
Residential and other properties	46,779	51,917
Total loans secured by real estate	120,080	127,592

Commercial and industrial loans	10,363	9,541
Consumer loans and other	7,058	11,179

Less: Allowance for loan losses	(2,193)	(2,284)
Unearned loan fees	(62)	(77)
Net loans	$135,246	$145,951

Included in the above may be loans which have been classified as impaired, pursuant to SFAS No. 114.

Non-Performing Assets

	September 30, 2008	December 31, 2007
	(In thousands)
Non-accrual loans (1)	$2,099	$3,230
Loans past due greater than 90 days past due and still accruing interest	794	1,016
Restructured loans	677	172
Other real estate owned	1,606	363

Total	$5,176	$4,781

(1) Included in non-accrual loans are $2,099,000 and $3,230,000 of loans considered impaired as of September 30, 2008 and December 31, 2007, respectively.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as non-accrual are recorded as a reduction of principal as long as doubt exists as to collection. We had Other Real Estate Owned of $1.6 million at September 30, 2008, as compared with $363,000 at December 31, 2007. We have five relationships that are considered restructured as defined by accounting standards.  The classification as restructured was brought on by changes in the terms of the loans precipitated by deterioration in the borrowers’ financial condition.

DEPOSITS

Deposits decreased approximately $2.0 million to $161.2 million at September 30, 2008, from $163.2 million at December 31, 2007. This decrease is a result of the declining interest rate environment and increased competition for deposits.  Core deposits, which include regular savings, money market, NOW and demand deposits, were $58.2 million, or 36.1% of total deposits, at September 30, 2008. Core deposits were $59.1 million or 36.2% of total deposits at December 31, 2007. Time deposits totaled $103.1 million at September 30, 2008, a decrease of approximately $1.0 million from $104.1 million at December 31, 2007.

Deposit Balances By Type

	September 30, 2008	December 31, 2007*
Demand Deposits:
Noninterest bearing demand accounts	$16,131	$16,727
NOW and money market accounts	38,450	38,846
Savings accounts	3,578	3,522
Total demand deposits	58,159	59,095

Term Deposits:
Less than $100,000	66,364	55,003
$100,000 or more	36,709	49,087
Total Term Deposits	103,073	104,090

Total Deposits	$161,232	$163,185

CAPITAL

During the first nine months of 2008, stockholders' equity decreased $3.04 million to $13.7 million at September 30, 2008, from $16.7 million at December 31, 2007. The change in stockholder’s equity was due primarily to net loss of $2.3 million and a $699,000 decrease in accumulated other comprehensive income.

Regulatory Capital
TnBank
(Wholly-Owned Subsidiary of Tennessee Valley Financial Holdings, Inc.)

	At September 30, 2008
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	12.22%	10.00%	8.00%
Tier 1 Capital as a percentage of risk-weighted assets	10.97%	6.00%	4.00%
Tier 1 Capital to average assets	8.28%	5.00%	4.00%

	At December 31, 2007
	Bank	Well-Capitalized Levels	Minimum Regulatory Requirement

Total Capital as a percentage of risk-weighted assets	13.11%	10.00%	8.00%
Tier 1 Capital as a percentage of risk-weighted assets	11.85%	6.00%	4.00%
Tier 1 Capital to average assets	9.49%	5.00%	4.00%

Although the OTTI charge taken through earnings on the FNMA and FHLMC preferred stock approximated $2.04 million, the Bank’s capital exceeded the levels defined as “well-capitalized” under regulatory standards at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are deposit accounts, available-for-sale securities, principal and interest payments on loans and investment securities, Fed Fund lines, and Federal Home Loan Bank advances.

At September 30, 2008, we held $40.1 million in available-for-sale securities. Deposits decreased approximately $2.0 million during the first nine months of 2008. We had $18.5 million of available federal funds lines and approximately $20.0 million of available borrowings from the Federal Home Loan Bank as of September 30, 2008.

We can also enter into repurchase agreement transactions should the need for additional liquidity arise. At September 30, 2008, the Company had $606,000 in repurchase agreement balances outstanding.

At September 30, 2008, the Company had capital of $13.7 million, or 6.7% of total assets as compared to $16.7 million, or 8.3% at December 31, 2007. Tennessee chartered banks that are insured by the FDIC are subject to minimum capital maintenance requirements. Regulatory guidelines define the minimum amount of qualifying capital an institution must maintain as a percentage of risk-weighted assets and average total assets.

EFFECT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. E23, “Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
                 None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
                 None.

Item 3.     Defaults Upon Senior Securities
                 None.

Item 4.     Submission of Matters to a Vote of Security Holders
         The special meeting of shareholders was held on October 21, 2008, at which the following two proposals were presented and acted upon.

Proposal 1. To amend the charter to oprovide for the authorization of two new classes of common stock - Class A and Class B.	For	Against	Abstain
	961,494	79,379	6,118

Proposal 2.  To reclassify certain of our shares of existing common stock into the Class A common stock or the Class B common stock for the purpose of discontinuing the registration of the Company's common stock under the Securities Exchange Act of 1934.
For	Against	Abstain
961,294	79,379	6,318

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

                                                                                           Tennessee Valley Financial Holdings, Inc.

Date: November 21, 2008                                                                                                                 By: /s/Kenneth F. Scarbro
                                                                             Kenneth F. Scarbro, Chief Financial Officer and Vice President